Form 10-Q
period 2015-03-31
Nobilis Health Corp.
filed 2015-05-14
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________.

COMMISSION FILE NUMBER: 000-55274

NOBILIS HEALTH CORP.
(Exact name of registrant as specified in its charter)

British Columbia	98-1188172
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4120 Southwest Freeway, Suite 150, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713)355-8614
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [    ]      NO [X]

        (Note: As a voluntary filer not subject to the filing requirements of Sections 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]      NO [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]      NO [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.62,166,553 common shares as of May 12, 2015.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)

Assets
Current Assets:
Cash	$11,631	$7,568
Trade accounts receivable, net	39,700	42,175
Medical supplies	1,444	1,412
Prepaid expenses and other current assets	3,167	2,180
Total current assets	55,942	53,335
Property and equipment, net	6,404	9,087
Intangible assets	19,222	19,543
Goodwill	21,769	22,470
Notes receivable	686	659
Investments in associates	2,365	880
Other long-term assets	125	234
Total Assets	$106,513	$106,208
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$5,961	$10,528
Accrued liabilities	8,240	9,112
Lines of credit	-	5,420
Subordinated notes payable	-	635
Current portion of debt	655	3,437
Current portion of capital leases	245	257
Other current liabilities	60	111
Total current liabilities	15,161	29,500
Long-term capital leases, net of current portion	526	573
Long-term debt, net of current portion	18,715	10,582
Other long-term liabilities	310	252
Total liabilities	34,712	40,907
Shareholders' Equity:
Common stock (no par value; authorized unlimited shares, 61,207,615 and 59,418,227 shares issued and outstanding, respectively)	-	-
Additional paid in capital	183,780	179,293
Accumulated deficit	(133,724)	(132,866)
Accumulated other comprehensive loss	(98)	(111)
Total shareholders’ equity attributable to Nobilis Health Corp.	49,958	46,316
Noncontrolling interests	21,843	18,985
Total shareholders' equity	71,801	65,301
Total Liabilities and Shareholders' Equity	$106,513	$106,208

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)
(Unaudited)

	Three months ended March 31,
	2015	2014

Revenues:
Patient and net professional fees	$35,058	$12,121
Contracted marketing revenues	810	-
Factoring revenues	1,248	-
Total revenue	37,116	12,121
Cost of revenues	61	-
Gross Profit	37,055	12,121
Operating expenses:
Salaries and benefits	5,383	1,915
Drugs and supplies	4,949	1,564
General and administrative	15,444	5,906
Depreciation and amortization	637	298
Total operating expenses	26,413	9,683
Corporate costs:
Salaries and benefits	991	559
General and administrative	5,370	552
Legal expenses	471	271
Depreciation	26	32
Total corporate costs	6,858	1,414
Income from operations	3,784	1,024
Other expense (income):
Interest expense	490	36
Other income, net	(135)	(10)
Total other expense	355	26
Net income before income taxes and noncontrolling interests	3,429	998
Income tax	152	80
Net income	3,277	918
Net income attributable to noncontrolling interests	4,490	1,359
Net loss attributable to Nobilis Health Corp.	$(1,213)	$(441)
Net loss per basic common share	$(0.02)	$(0.01)
Net loss per fully diluted common share	$(0.02)	$(0.01)
Weighted average shares outstanding (basic)	60,191,831	43,190,620
Weighted average shares outstanding (fully diluted)	60,191,831	43,190,620

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014

Net loss	$(1,213)	$(441)
Other comprehensive income (loss):
Foreign currency translation adjustments	13	(109)
Total other comprehensive income (loss)	13	(109)
Comprehensive loss attributable to Nobilis Health Corp.	$(1,200)	$(550)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,213)	$(441)
Adjustments to reconcile net loss attributable to Nobilis to net cash provided by operating activities:
Depreciation and amortization	663	330
Noncontrolling interests	4,490	1,359
Foreign currency gain (loss)	13	(109)
Share-based compensation	2,789	48
Changes in operating assets and liabilities:
Trade accounts receivable	2,380	1,527
Medical supplies	(32)	(83)
Prepaids and other current assets	(1,254)	(186)
Other long-term assets	47	463
Trade accounts payable and accrued liabilities	(4,183)	(666)
Other current liabilities	(51)	-
Other long-term liabilities	58	(43)
Net cash provided by operating activities	3,707	2,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(487)	(581)
Purchase of investment in associate	-	(150)
Purchase of interest acquired in subsidiaries, net of cash acquired	-	(346)
Note receivable	(27)	-
Deconsolidation of imaging centers and urgent care clinic	(166)	-
Net cash used for investing activities	(680)	(1,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to non controlling interests	(1,940)	(803)
Proceeds from exercise of stock options	142	28
Proceeds from exercise of stock warrants	2,169	-
Payments on capital lease obligations	(59)	(11)
Proceeds from debt and lines of credit	20,000	-
Payments of debt and lines of credit	(18,645)	-
Deferred financing fees	(631)	-
Net cash provided by (used for) financing activities	1,036	(786)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,063	336
CASH AND CASH EQUIVALENTS — Beginning of period	7,568	5,602
CASH AND CASH EQUIVALENTS — End of period	$11,631	$5,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$600	$69

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$-	$224
Non-cash acquisition of property and equipment	$-	$2,271
Non-cash acquisition of goodwill	$-	$701
Non-cash deconsolidation of property and equipment	$2,828	$-
Non-cash deconsolidation of goodwill	$701	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and as otherwise noted)

1. Basis of Presentation

The Company

Nobilis Health Corp. was incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act ("BCBCA" ) . On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. (the “Company”, “we”, “our”, “us”). Our registered office is located at Suite 400, 570 Granville Street, Vancouver, British Columbia V6C 3P1 and our corporate office is located at 4120 Southwest Freeway, Suite 150, Houston, Texas 77027.

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

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). If not materially different, certain footnote disclosures included in the Annual Report have been omitted from this Quarterly Report on 10-Q.

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period consolidated financial statements, have been made. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosures of contingent assets and liabilities. These accounting estimates reflect the best judgement of management, but actual results could differ.

Certain amounts reported in the prior year have been reclassified to conform to current year presentation with no effect on net loss or shareholders’ equity.

Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (“FASB”) issued guidance that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In April 2015, the FASB decided to delay the effective date for the guidance. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

In April 2015, the FASB issued guidance in order to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. The guidance also requires that the amortization of debt issuance costs be reported as interest expense. The guidance is effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. The Company has chosen to early adopt this guidance as of the interim period ended March 31, 2015. No retrospective application was deemed necessary, as the Company did not have any debt issuance costs prior to the three months ended March 31, 2015. Approximately $0.6 million of debt issuance costs have been deducted from the carrying amount of debt as of March 31, 2015.

2. Deconsolidations

During the three month period ended March 31, 2015, we completed the deconsolidation of two imaging centers and one urgent care clinic in Houston. We resigned as the manager of these facilities resulting in loss of control and our rights to exercise significant influence. We retained investments in these facilities that are accounted for as cost method investments as of January 1, 2015. The revaluation of our remaining investments in these facilities resulted in no gain or loss due to the short term these investments were held. The deconsolidation resulted in the reversal of $0.7 million of goodwill.

3. Investments in Associates

In March 2014, the Company acquired an ownership interest in Group of Pioneers Diagnostics (“GOP”), LLC, representing 40% of the outstanding share interests in GOP. The investment was previously accounted for using the equity method of accounting. During the three months ended March 31, 2015, the Company resigned as manager of GOP resulting in the loss of ability to exercise significant influence over the operating and financial activities of the investee. As a result, the investment will be accounted for under the cost method accounting. The carrying value of this investment at March 31, 2015 was $0.2 million, and is reflected in investments in associates in the consolidated balance sheets.

4. Trade Accounts Receivable

A detail of accounts receivable as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014

Trade accounts receivable	$39,526	$40,985
Allowance for doubtful accounts	(1,384)	(1,391)
Receivables transferred	(596)	(873)
Receivables purchased	2,154	3,454
Trade accounts receivable, net	$39,700	$42,175

The Company, from time to time, shall transfer to the third party certain of its accounts receivable payments on a non-recourse basis. For the three months ended March 31, 2015 and 2014, advance payment of $0.6 million and $0.2 million, respectively, was received by the Company. During the same period, $1.8 million and $1.6 million of receivables, net of advancement of payment, were transferred. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.

Athas purchases receivables from physicians, at a discount, on a nonrecourse basis. The discount and purchase price vary by speciality. These purchased receivables are billed and collected by Athas who retains 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables, and as such, these transfers of receivables are accounted for as sales transactions. Gross revenue from purchased receivables was $2.5 million for the three months ended March 31, 2015. Revenue, net of the discounted purchase price, was $1.2 million for the three months ended March 31, 2015. Accounts receivable for purchased receivables was $2.2 million as of March 31, 2015. Comparable prior period amounts are not presented, as Athas was acquired by Nobilis in December 2014.

5. Concentrations

A summary of certain information about our payor concentration is as follows:

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEEREVENUEBY PAYORS OF THENOBILIS FACILITIES
FOR THREEMONTHS ENDED MARCH 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue by	Professional Fee Revenue by
	Payor Mix	Payor Mix

Private insurance and other private pay	94.9%	96.4%
Workers compensation	4.4%	2.8%
Medicare	0.7%	0.8%
Total	100.0%	100.0%

MARKETING & FACTORING SEGMENT
PATIENT AND NET PROFESSIONAL FEEREVENUEBY PAYORS OF THENOBILIS FACILITIES
FOR THREEMONTHS ENDED MARCH 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue by	Professional Fee Revenue by
	Payor Mix	Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEEREVENUEBY PAYORS OF THENOBILIS FACILITIES
FOR THREEMONTHS ENDED MARCH 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue by	Professional Fee Revenue by
	Payor Mix	Payor Mix

Private insurance and other private pay	95.0%	96.4%
Workers compensation	4.3%	2.8%
Medicare	0.7%	0.8%
Total	100.0%	100.0%

Two facilities represent approximately 68.9% of the Company’s contracted marketing revenue and five facilities represent approximately 67.2% of the Company’s contracted marketing accounts receivable for the quarter ended and as of March 31, 2015.

6. Intangible Assets

Intangible assets at March 31, 2015 and December 31, 2014 consist of the following:

		March 31, 2015				December 31, 2014

	Term	Historical	Accumulated	Accumulated	Net Book	Historical	Accumulated	Accumulated	Net Book
	(in years)	Cost	Amortization	Impairment	Value	Cost	Amortization	Impairment	Value
Definite Life
Non-compete agreements	10-15	$2,661	$904	$-	$1,757	$2,661	$856	$-	$1,805
Internally developed software	5	1,980	132	-	1,848	1,980	33	-	1,947
Trade secret methodology	10	5,120	171	-	4,949	5,120	44	-	5,076
Physician relationships	20	4,000	117	-	3,883	4,000	62	-	3,938
Unfavorable lease	8	(290)	(8)	-	(282)	(290)	-	-	(290)

Indefinite Life			-	-
Tradenames		1,200	-	-	1,200	1,200	-	-	1,200
Trademark		4,770	-	-	4,770	4,770	-	-	4,770
Medicare license		8,498	-	7,401	1,097	8,498	-	7,401	1,097
Total		$27,939	$1,316	$7,401	$19,222	$27,939	$995	$7,401	$19,543

Amortization expense was $0.3 million and nil for the three months ended March 31, 2015 and 2014, respectively. Estimated amortization expense of intangible assets is $0.9 million for the remainder of 2015, $1.3 million for each of the next four years and $6.1 million thereafter.

7. Goodwill

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Cost	$36,069	$36,770
Accumulated impairment losses	(14,300)	(14,300)
Total	$21,769	$22,470

Cost	March 31, 2015	December 31, 2014
BALANCE - beginning of period	$36,770	$15,528
January 2014 business combination	-	701
September 2014 business combination	-	1,249
December 2014 business combination	-	19,292
Deconsolidation of imaging centers and urgent care clinic	(701)	-
Total cost	$36,069	$36,770

Accumulated impairment
BALANCE - beginning of period	$(14,300)	$(14,300)
Impairment charges during the period	-	-
Total accumulated impairment	$(14,300)	$(14,300)

8. Lines of Credit

On March 31, 2015, the Company secured a $5.0 million revolving line of credit from General Electric Capital Corporation. The revolving loan bears interest at a rate of 4% plus LIBOR per annum (4.70% at March 31, 2015) and amounts borrowed under the revolver may be repaid and re-borrowed periodically with a maturity of March 2020. The revolving loan is collateralized by the accounts receivable and physical equipment of all 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries. The Company has no outstanding amount due on this revolver as of March 31, 2015.

9. Debt

On March 31, 2015, the Company secured a $20.0 million term loan from General Electric Capital Corporation. The term loan bears interest at a rate of 4% plus LIBOR per annum (4.70% at March 31, 2015) and requires quarterly payments of principal and interest until the loan matures in March 2020. The term loan is collateralized by the accounts receivable and physical equipment of all 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries.

The $20.0 million term loan primarily served to refinance all previously held debt and lines of credit. Debt issuance costs associated with the new credit facility approximated $0.6 million and are being amortized over the life of the loan.

Long-term debt at March 31, 2015 consisted of the following:

	March 31, 2015	December 31, 2014
Lines of credit	$-	$5,420
Subordinated notes payable	-	635
Term loan	20,000	14,019
Total debt	20,000	20,074
Less: current portion	655	9,492
Less: amortized loan fees	630	-
Long-term debt, net of current portion	$18,715	$10,582

10. Share Based Compensation

The Company granted a total of 1,026,782 stock options during the three months ended March 31, 2015. Of the granted options, 0.3 million of those vest ratably over a one year period, 0.5 million vest ratably over a two year period and 0.2 million vest ratably over a three year period.

The following table summarizes stock option activity for the three months ended March 31, 2015.

	Shares	Weighted-	Weighted-Average
	Underlying	Average Exercise	Remaining Life
	Options	Price	(years)

Outstanding at December 31, 2014	3,118,218	$1.45	9.80
Granted	1,026,782	$4.01	9.97
Exercised	(161,120)	$1.10	-
Forfeited	(5,000)	$1.34	-
Outstanding at March 31, 2015	3,978,880	$2.13	9.69

Exercisable at March 31, 2015	1,161,924	$2.26	9.98

The total intrinsic value of stock options exercised was $1.5 million for the three months ended March 31, 2015. The total intrinsic value for all in-the-money vested outstanding stock options was $1.1 million for the three months ended March 31, 2015.

The Company recorded compensation expense relative to stock options of $2.6 million and nil for the three months ended March 31, 2015 and 2014, respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the three months ended March 31, 2015.

Three months ended
March 31, 2015

Expected price volatility	118% - 120%
Risk free interest rate	.01% - .03%
Expected annual dividend yield	0%
Expected option term (years)	10
Expected forfeiture rate	0%
Grant date fair value per share	$2.97 - $3.97

For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior. As of March 31, 2015, the Company utilized a forfeiture rate of 0.0% based on a minimal number of historical stock option forfeitures and little to no anticipated turnover rate in those positions awarded with stock based compensation.

11. Shareholders’ Equity

Earnings per share (“EPS”)

A detail of the Company’s EPS is as follows (in thousands except for share and per share amounts):

	March 31, 2015	March 31, 2014

Net loss for the period	$(1,213)	$(441)

Issued common shares at beginning of period	59,418,227	42,729,547
Effect of investment in subsidiary	-	354,962
Effect of stock based compensation	77,796	106,111
Effect of stock warrants	695,808	-
Weighted average common shares at end of period	60,191,831	43,190,620

Basic net loss per common share	$(0.02)	$(0.01)

As the Company is in a loss position for the periods presented, the calculation of dilutive shares is unnecessary, as any increase in weighted-average share amounts would result in an anti-dilutive per share amount.

12. Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that the realization of the related tax benefit through future taxable profits is probable. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company applies recognition thresholds and measurement attributes for the financial statement recognition and of a tax position taken or expected to be taken in a tax return as it relates to accounting for uncertainty in income taxes. In addition, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its consolidated statement of operations.

13. Business Segment Information

A summary of the business segment information as of March 31, 2015 is as follows:

	Three months ended March 31, 2015

	Medical	Marketing &
	Services	Factoring	Corporate	Total

Revenues	$33,844	$3,272	$-	$37,116
Cost of goods sold	-	61	-	61
Gross Profit	33,844	3,211	-	37,055
Operating expenses	23,367	3,046	-	26,413
Corporate costs	-	-	6,858	6,858
Income (loss) from operations	$10,477	$165	$(6,858)	$3,784

Other data:
Depreciation and amortization expense	$304	$333	$26	$663
Interest expense	$-	$79	$411	$490
Income tax expense	$127	$25	$-	$152
Intabgible assets	$5,895	$13,327	$-	$19,222
Goodwill	$2,477	$19,292	$-	$21,769
Capital expenditures	$487	$-	$-	$487
Total assets	$61,496	$39,591	$5,426	$106,513
Total liabilities	$7,123	$7,680	$19,909	$34,712

The Company’s Marketing & Factoring segment started in December 2014 following the acquisition of Athas. Prior to the acquisition, the Company operated under one operating segment and therefore, has not presented a prior period comparison of segment information.

14. Related Party

The minority interest holder of First Nobilis, a fully consolidated entity, is also a partial owner of First Street Hospital, L.P. (“First Street Hospital”) and First Street Surgical Center, L.P. (“First Street Surgical”), both of which have an ongoing business relationship with the Company. At March 31, 2015, the Company has a due from these related parties of $4.3 million which is partially offset by a due to related parties of $2.6 million for a net amount owed to the Company of $1.7 million.

15. Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such disputes or legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. Subsequent Events

On April 21, 2015, the Company announced its agreement with a syndicate of underwriters who have agreed to purchase, on a bought-deal private placement basis, 4,029,668 units of Nobilis at a price of Cdn $9.00 per unit, for gross proceeds of Cdn $36.3 million. Each unit is comprised of one treasury unit and one-half of one common share from the Chairman of the Board, Donald L. Kramer, and associates and affiliates of Donald L. Kramer or from the Company’s President, Harry Fleming, or from treasury. Each treasury unit is comprised of one-half of one common share and one-half of one common share purchase warrant. Each warrant is exercisable for a period of 24 months following the closing of the offering at an exercise price of $11.50. The expiry date of the warrants may be accelerated by the Company at any time following the nine-month anniversary of the closing and prior to the expiry date of the warrants if the volume-weighted average trading price of the Company's common shares is greater than $13.50 for any 20 consecutive trading days, at which time the Company may accelerate the expiry date by issuing a press release announcing the reduced warrant term whereupon the warrants will expire on the 20th calendar day after the date of such press release.

On April 24, 2015, the Company announced that it has entered into an agreement to acquire Victory Healthcare Houston Hospital, a state of the art surgical hospital located in the world's largest medical centers. With 25 beds and six operating rooms, the hospital has provider agreements with most of the health insurers. The Company will acquire a controlling stake in the hospital for cash consideration of $1.5 million dollars and the assumption of capital leases totaling approximately $2.4 million dollars. In addition, Nobilis will extend credit to the hospital and assume certain payment obligations on behalf of the hospital.

On May 5, 2015, the Company announced that it has entered into an agreement to acquire Peak Surgeon Innovations, LLC ("Peak"), a provider of intraoperative neuromonitoring ("IOM") services for hospitals, surgery centers and other healthcare facilities. Nobilis will pay $0.7 million in cash and $0.8 million in Nobilis common stock, and the seller, Dr. Brian Hasse, will be entitled to receive an earn out based on the service line's EBITDA after 18 months of operations under Nobilis. Dr. Hasse executed an employment agreement with Nobilis naming him the Vice President of Nobilis' new electrodiagnostic division.

On May 11, 2015, the Company announced that it has entered into an asset purchase agreement to acquire Victory Healthcare Plano Hospital. With 25 beds and 6 operating rooms, the hospital provides additional capacity in the Dallas market and an option for Nobilis to augment its in-network revenue. Nobilis will acquire the entire hospital for the assumption of $5.5 Million in equipment leases and $7.0 Million in bank debt. No cash will be exchanged in the transaction.

We have evaluated subsequent events through May 13, 2015, the date the consolidated financial statements were issued.

17. Approval of Financial Statements

The consolidated financial statements were approved by the board of directors for issuance on May 13, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the documents that are incorporated by reference in this Quarterly Report contain certain forward-looking statements within the meaning of Canadian and United States securities laws, including the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

  the risk that we may face challenges managing our new Marketing Segment and may not realize anticipated benefits;
  our ability to successfully maintain effective internal controls over financial reporting;
  our ability to implement our business strategy, manage the growth in our business, and integrate acquired businesses;
  the risk of litigation and investigations, and liability claims for damages and other expenses not covered by insurance;
  the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as costs increase;
  adverse developments affecting the medical practices of our physician limited partners;
  our ability to maintain favorable relations with our physician limited partners;
  our ability to grow revenues by increasing case and procedure volume while maintaining profitability at the Nobilis Facilities;
  failure to timely or accurately bill for services;
  our ability to compete for physician partners, patients and strategic relationships;
  the risk of changes in patient volume and patient mix;
  the risk that laws and regulations that regulate payments for medical services made by government healthcare programs could cause our revenues to decrease;
  the risk that contracts are cancelled or not renewed or that we are not able to enter into additional contracts under terms that are acceptable to us; and
  the risk of potential decreases in our reimbursement rates.

The foregoing are significant factors we think could cause our actual results to differ materially from expected results. However, there could be additional factors besides those listed herein that also could affect us in an adverse manner.

You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from what we expect. You are cautioned not to unduly rely on forward-looking statements when evaluating the information presented in this Quarterly Report or our other disclosures because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of Nobilis.

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to an mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on April 2, 2015 (the “2014 Annual Report”).

Overview

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is the ownership, operation and management of outpatient surgery centers and surgical hospitals (the “Medical Segment”). We are also a provider of marketing services to our own affiliated entities as well as to third parties through our subsidiary Athas Health, LLC (“Athas”), which is a separate reportable business segment (the “Marketing Segment”).

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in thousands (except per share, per case and per procedure). Continuing operations information includes the results of 6 of our 7 healthcare facilities (the “Nobilis Facilities”) operated throughout the three months ended March 31, 2015 and 2014. The Nobilis Facilities are located in Texas and Arizona and consist of two hospitals in Houston, Texas and five ambulatory surgery centers, referred to as the "Nobilis ASCs" of which three are located in Houston, Texas, one in Dallas, Texas and one in Scottsdale, Arizona. Continuing operation information does not include the results of our recent acquisition of an interest in an additional Houston-area hospital, which took place after March 31, 2015.

Recent Developments

GE Capital Debt Financing. On March 31, 2015, we closed a $25 million debt financing facility with GE Capital, Healthcare Financial Services (“GE”). The facility will be used to support our growth efforts, provide a new revolving line as working capital and repay certain of the Company’s existing outstanding indebtedness, including the $12 million sellers’ note related to Nobilis’ acquisition of Athas Health in December 2014. Pursuant to the Credit Agreement and ancillary agreements (collectively, the “Loan Agreement”) the term loan bears interest at a rate of 4% plus LIBOR per annum and amortizes over 20 years with required quarterly payments of principal and interest until the loan matures in March 2020. The revolving loan also bears interest at a rate of 4% plus LIBOR per annum and amounts borrowed under the revolver may be repaid and re-borrowed periodically with a maturity of March 2020. The credit facility is collateralized by the accounts receivable and physical equipment of all 100% owned subsidiaries as well as the Company’s ownership interest in all less-than-wholly owned subsidiaries. The new credit facility serves to refinance all previously held debt and lines of credit and provide $5.0 million for working capital. Closing costs associated with the credit facility were approximated $0.6 million.

Acquisition of Victory Houston Medical Center, LP. On April 18, 2015, our affiliate Nobilis Health Holdings Corp. (“NHHC”) entered into a partnership interest purchase agreement (the “Agreement”) with Victory Parent Company, LLC, a Texas limited liability company (“VPC”), and Victory Medical Center Houston GP, LLC, a Texas limited liability company, to purchase a 55% interest in Victory Medical Center Houston, L.P., a Texas limited partnership (the “Partnership”) that owns and operates Victory Healthcare Houston Hospital. On April 24, 2015, the Purchaser completed the acquisition of interest in the Partnership. The Purchaser paid $1.5 million in cash and assumed approximately $2.4 million in capital leases of VPC and certain intercompany loans of the Partnership. Additionally, thirty (30) days after completing the acquisition, the Purchaser will satisfy certain debts owed to creditors of the Partnership. The Agreement also contains customary representations, warranties, covenants and indemnities.

Revenue Model and Case Mix

Revenues earned by the Nobilis Facilities vary depending on the procedures performed. For every medical procedure performed there are usually three separately invoiced patient billings:

  the surgical center fee for the use of infrastructure, surgical equipment, nursing staff, non-surgical professional services, supplies and other support services, which is earned by the Nobilis Facilities;

  the professional fee, which is separately earned, billed and collected by the physician performing the procedure, separate and apart from the fees charged by the Nobilis Facilities; and

  the anesthesiology fee, which is separately earned, billed and collected by the anesthesia provider, separate and apart from the fees charged by the Nobilis Facilities and the physicians.

Overall revenue depends on procedure volume, case mix and payment rates of the respective payors.

The following table sets out the net patient service revenues, the number of procedures performed and the net patient service revenue per procedure at each of the Nobilis Facilities for three months ended March 31, 2015 and 2014:

	Net Patient Service Revenue				Net Patient Service Revenue
	($)(in thousands)		Number of Cases (1)		($) per Case (2)
Nobilis Facility	2015	2014	2015	2014	2015	2014

NHSC-H	$4,897	$3,412	488	222	$10,035	$15,368
KIRBY	2,879	2,157	874	820	3,294	2,631
MSID	9,013	6,522	699	457	12,894	14,271
NHSC-S	3,257	-	254	-	12,822	-
FNH	12,463	-	481	-	25,911	-
FNSC	1,121	-	435	-	2,577	-
Total	33,630	12,091	3,231	1,499	10,408	8,066

Year over Year Growth	178%		116%		29%

_______________________

Notes
(1)	This table refers to all cases performed, regardless of their contribution to net patient service revenue.
(2)	Calculated by dividing net patient service revenues by the number of cases.

The Nobilis Facilities focus on a limited number of high-volume, non-emergency procedures, most of which are billed on an “out of network” basis. Billing on an “out of network” basis means that we bill to entities not participating in the health insurance companies' ("Third Party Payers") provider networks, which negotiate discounted fees with providers and facilities in return for access to the patient populations covered by those Third Party Payors. The case mix at each Nobilis Facility is a function of the clinical specialties of the physicians on the medical staff and the equipment and infrastructure at each facility. The Nobilis Facilities intend to continue to refine their case mix as opportunities arise. The following table sets forth the combined number of cases and procedures by medical specialty performed for three months ended March 31, 2015 and 2014 at the Nobilis Facilities:

MEDICAL SERVICES SEGMENT
CASEAND PROCEDUREMIX OF THENOBILIS FACILITIES
FOR THETHREEMONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2015	2015	2015%	2014	2014%	2014	2014%
Specialty	Cases	% Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	1,060	32.8%	3,803	43.0%	621	41.4%	2,564	55.4%
Musculoskeletal Interventions	183	5.7%	687	7.8%	-	0.0%	-	0.0%
Interventional Headache Procedure	20	0.6%	20	0.2%	-	0.0%	-	0.0%
Orthopedics	382	11.8%	720	8.1%	169	11.3%	444	9.6%
Podiatry	99	3.1%	410	4.6%	75	5.0%	354	7.6%
Gastro-intestinal	87	2.7%	155	1.8%	18	1.2%	23	0.5%
General Surgery	135	4.2%	280	3.2%	102	6.8%	198	4.3%
Plastic & Reconstructive	364	11.3%	932	10.5%	-	0.0%	-	0.0%
Bariatrics	670	20.7%	1,311	14.8%	354	23.6%	566	12.2%
Gynecology	99	3.1%	117	1.3%	26	1.7%	33	0.7%
Ear, Nose, Throat (E.N.T.)	132	4.1%	401	4.5%	134	8.9%	448	9.7%

TOTAL	3,231	100.0%	8,836	100.0%	1,499	100.0%	4,630	100.0%

The following table for the Marketing Segment only includes cases generated through our marketing activities but performed at the non-Nobilis Facilities during the reporting period after the acquisition of Athas.

MARKETING SEGMENT
CASE AND PROCEDUREMIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2015%	2015	2015%	2014	2014%	2014	2014%
Specialty	Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	128	44.9%	128	44.9%	-	0.0%	-	0.0%
Musculoskeletal Interventions	124	43.5%	124	43.5%	-	0.0%	-	0.0%
Interventional Headache Procedure	33	11.6%	33	11.6%	-	0.0%	-	0.0%
TOTAL	285	100.0%	285	100.0%	-	0.0%	-	0.0%

CONSOLIDATED SEGMENTS
CASEAND PROCEDURE MIX OF THENOBILIS FACILITIES
FOR THETHREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2015%	2015	2015%	2014	2014%	2014	2014%
Specialty	Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	1,188	33.8%	3,931	43.1%	621	41.4%	2,564	55.4%
Musculoskeletal Interventions	307	8.7%	811	8.9%	-	0.0%	-	0.0%
Interventional Headache Procedure	53	1.5%	53	0.6%	-	0.0%	-	0.0%
Orthopedics	382	10.9%	720	7.9%	169	11.3%	444	9.6%
Podiatry	99	2.8%	410	4.5%	75	5.0%	354	7.6%
Gastro-intestinal	87	2.5%	155	1.7%	18	1.2%	23	0.5%
General Surgery	135	3.8%	280	3.1%	102	6.8%	198	4.3%
Plastic & Reconstructive	364	10.4%	932	10.2%	-	0.0%	-	0.0%
Bariatrics	670	19.1%	1,311	14.4%	354	23.6%	566	12.2%
Gynecology	99	2.8%	117	1.3%	26	1.7%	33	0.7%
Ear, Nose, Throat (E.N.T.)	132	3.8%	401	4.4%	134	8.9%	448	9.7%

TOTAL	3,516	100.0%	9,121	100.0%	1,499	100.0%	4,630	100.0%

Note:

A procedure is defined as the actual surgery or surgeries that are performed on the date of service for each patient (case). Each case typically includes numerous procedures. In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Annual Report, we provided the number of “unique” procedures per case as the total number of procedures during the period (i.e. a patient may have had three different procedures performed, however, one of the three procedures might have been performed numerous times during the case). In this Quarterly Report, we calculated the total number of procedures performed on a case, regardless of the fact that the same procedure may have been performed numerous times. These tables refer to all cases and procedures performed, regardless of their contribution to net patient service revenue.

Our total cases performed for the three months ended March 31, 2015, were 3,516, representing a total increase of 2,017 cases, or 134.6%, from the 1,499 cases in the same period in 2014. The consolidated marketing programs are attributable to 694 of the increase, with 285 cases reported under the Marketing segment, and the remaining under the Medical Services segment. Cases generated by other programs under the Medical Services segment are attributable to 1,323 of the increase. Case volume primarily increased under the specialties of pain management, musculoskeletal interventions and bariatric surgeries.

Our procedure volume for the three months ended March 31, 2015, increased by 97.0% to 9,121 from 4,630 during the prior corresponding period. Since case reimbursement is based on case type, a decrease in the number of procedures per case has no effect on our reimbursement and net patient service revenue per case.

We receive payments for surgical procedures and related services from private health insurance plans, workers’ compensation, directly from patients and from government payor plans. A substantial portion of net patient service revenues generated by the Nobilis Facilities is based on payments received from private (non-government) insurance plans. We receive a relatively small amount of revenue from Medicare or Medicaid procedures. We also receive a relatively small portion of their revenue directly from uninsured patients, who pay out of pocket for the services they receive. Insured patients are responsible for services not covered by their health insurance plans, and for deductibles, co-payments and co-insurance obligations under their plans. The amount of these deductibles, co-payments and coinsurance obligations has increased in recent years but does not represent a material component of the revenue generated by the Nobilis Facilities. The surgical center fees of the Nobilis Facilities are generated by our physician limited partners and the other physicians who use the Nobilis Facilities to provide services. The surgical center fees are billed and collected directly by the Nobilis Facilities.

Patient and net professional fees and contracted marketing revenues are reported as the estimated net realizable amounts from patients, third-party payors, and others for services rendered. Revenue is recognized upon the performance of the patient service. The amounts that we actually collect from third-party payors, including private insurers, may vary even for identical procedures performed. An additional factor in the determination of net patient service revenue is our payor mix, as between private health insurance plans, workers’ compensation, directly from patients and from government payor plans. We review and evaluate historical collections and payment data, payor mix and current economic conditions on a periodic basis and adjust the estimated collections as a percentage of gross billings, which we use to determine net patient service revenue, as required based on final settlements and collections.

The following tables set out the payor mix at our Medical Segment, our Marketing Segment and on a consolidated basis. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carrier varies based on deductibles, plan coverage and cases performed.

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue by	Professional Fee Revenue by
	Payor Mix	Payor Mix

Private insurance and other private pay	94.9%	96.4%
Workers compensation	4.4%	2.8%
Medicare	0.7%	0.8%
Total	100.0%	100.0%

MARKETING & FACTORING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue by	Professional Fee Revenue by
	Payor Mix	Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue by	Professional Fee Revenue by
	Payor Mix	Payor Mix

Private insurance and other private pay	95.0%	96.4%
Workers compensation	4.3%	2.8%
Medicare	0.7%	0.8%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGEOF PATIENT AND NET PROFESSIONAL FEES
FOR THETHREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three months ended March 31,
	2015	2014

Revenues:	100%	100%
Cost of revenues	0.2%	0.0%
Gross Profit	99.8%	100%
Operating expenses:
Salaries and benefits	14.5%	15.8%
Drugs and supplies	13.3%	12.9%
General and administrative	41.6%	48.7%
Depreciation and amortization	1.7%	2.5%
Total operating expenses	71.1%	79.9%
Corporate costs:
Salaries and benefits	2.7%	4.6%
General and administrative	14.5%	4.6%
Legal expenses	1.3%	2.2%
Depreciation and amortization	0.1%	0.3%
Total corporate costs	18.6%	11.7%
Income from operations	10.1%	8.4%
Other expense (income):
Interest expense	1.3%	0.3%
Other expense (income), net	-0.4%	-0.1%
Total other expense (income)	0.9%	0.2%
Net income before income taxes and noncontrolling interests	9.2%	8.2%
Income tax	0.4%	0.7%
Net income	8.8%	7.6%
Net income attributable to noncontrolling interests	12.1%	11.2%
Net income attributable to Nobilis Health Corp.	-3.3%	-3.6%

Consolidated Revenues

Our total revenues for the three months ended March 31, 2015, totaled $37.1 million, an increase of $25.0 million or 206.6%, compared to $12.1 million from the prior corresponding period. The Marketing segment accounted for $3.3 million of the increase while the Medical Services segment increased by $21.7 million, or 179.3%, compared to $12.1 million from the prior corresponding period. Growth at our existing facilities, or “same center facilities,” represented $4.7 million of the three month period increase, while the remaining $17.0 million is attributable to newly acquired facilities.

Operating Salaries

Operating salaries and benefits for the three months ended March 31, 2015, totaled $5.4 million, an increase of $3.5 million or 184.2% from the prior corresponding period. Staffing costs at newly acquired facilities accounted for $3.3 million of the $3.5 million increase. The remaining $0.2 million increase is attributable to additional staffing at same center facilities driving by increased case volumes. Operating salaries and benefits as a percent of revenues were 14.5% compared to 15.8% in the prior corresponding period reflective of increased staffing efficiency year over year.

Medical supplies

Drugs and medical supplies expense for the three months ended March 31, 2015, totaled $4.9 million, an increase of $3.3 million or 206.3% from the prior corresponding period. Medical supplies costs at newly acquired facilities accounted for $2.6 million of the increase with the remaining $0.7 million attributable to same center growth. Drugs and medical supplies as a percent of revenues increased to 13.3% from 12.9% from the prior corresponding period due to the increased acuity, and associated increased cost of supplies, of the case mix.

Operating General and Administrative

Our operating general and administrative expense for three months ended March 31, 2015, totaled $15.4 million, an increase of $9.5 million, or 161.0%, from the prior corresponding period. The Marketing Segment is contributed to $2.7 million of the increase. The remainder of the $6.8 million increase is due to an increase in operations associated with the newly acquired medical services facilities, and an increase in marketing expenses. Marketing expenses allocated to the Medical Services segment increased to $4.3 million for the three months ended March 31, 2015, from $1.1 million for the corresponding period in 2014. The increase in marketing expenses is related to our strategic growth initiatives of growing our bariatric, spine, podiatry and gynecological brands.

In addition, operating general and administrative expenses increased as a result of an increase in revenue cycle management expenses. From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. The advancement payment varies by specialty and on average represents between 20% and 50% of the amounts transferred. We do not have any other relationship with third parties of this nature other than the vendor relationship described herein. For three months ended March 31, 2015 and 2014 we received advancement payments of $0.6 million and $0.2 million, respectively. During the same period, we transferred $1.8 million and $1.6 million, respectively, of receivables, net of advancement payment, representing an increase in revenue cycle management expenses of $0.2 million.

Depreciation

Depreciation for the three months ended March 31, 2015, totaled $0.6 million, an increase of $0.3 million or 100.0% from the prior corresponding period. This increase is primarily due to an increase in property and equipment from the Nobilis Scottsdale facility.

Corporate General and Administrative

In total, corporate costs for the three months ended March 31, 2015, totaled $6.9 million, representing an increase of $5.5 million or 392.9% from the prior corresponding period. The increase was primarily attributable to additional corporate staff and legal expenses related to marketing and acquisitions. We present corporate costs as a separate section from the operating expenses of the revenue generating facilities to illustrate our operational efficiency.

Net income attributable to non-controlling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

Liquidity, Capital Resources and Financial Condition

We are dependent upon cash generated from operating activities of the Nobilis Facilities, which are the major source of financing for our operations, growth initiatives, acquisitions and for meeting our contractual obligations. Our primary sources of liquidity are cash generated from operating activities of the Nobilis Facilities, available cash and cash equivalents, and available borrowings under our term loan with General Electric Capital Corporation (the “Term Loan”) described below and in Note 12 – Debt included in the Notes to Consolidated Financial Statements in this Quarterly Report. We expect to be able to fund our activities for the remainder of 2015 with cash flows generated from our operations, available cash and cash equivalents, financing activities and access to the Term Loan.

Cash and cash equivalents at March 31, 2015 and December 31, 2014 were $11.6 million and $7.6 million, respectively. For the three months ended March 31, 2015, we experienced an increase in operating cash flows of approximately $3.7 million, primarily attributable to increased cash flows related to 2014 year end case volumes.

As of March 31, 2015, the Company had consolidated net working capital of $40.8 million compared to $23.8 million as of December 31, 2014. The increase is primarily due to a decrease in short term debt and notes payables related to refinancing activities. Total accounts receivable were $39.7 million with accounts payables and accrued liabilities totaling $14.2 million.

On March 31, 2015, we closed a $25 million debt financing facility with GE Capital, Healthcare Financial Services (“GE”). The facility will be used to support our growth efforts, provide a new revolving line as working capital and repay certain of the Company’s existing outstanding indebtedness, including the $12 million sellers’ note related to Nobilis’ acquisition of Athas Health in December 2014. Pursuant to the Credit Agreement and ancillary agreements (collectively, the “Loan Agreement”) the term loan bears interest at a rate of 4% plus LIBOR per annum and amortizes over 20 years with required quarterly payments of principal and interest until the loan matures in March 2020. The revolving loan also bears interest at a rate of 4% plus LIBOR per annum and amounts borrowed under the revolver may be repaid and re-borrowed periodically with a maturity of March 2020. The credit facility is collateralized by the accounts receivable and physical equipment of all 100% owned subsidiaries as well as the Company’s ownership interest in all less-than-wholly owned subsidiaries. The new credit facility serves to refinance all previously held debt and lines of credit and provide $5.0 million for working capital. Closing costs associated with the credit facility were approximated $0.6 million.

Critical Accounting Policies

A summary of significant accounting policies is included in our 2014 Annual Report. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At March 31, 2015, the following components of our Loan Agreement bears interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $20 million, 5-year term loan; and (ii) a $5 million, 5-year revolving credit facility.

            Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in current interest rates would have no estimated impact on pre-tax earnings and cash flows for the next twelve month period given the 0.70215% LIBOR floor that exists in our Loan Agreement.

            We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our senior secured revolving credit facility. Our ability to borrow funds under Loan Agreement is subject to, among other things, the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2015. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings we previously described in our 2014 Annual Report during the three months ended March 31, 2015.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBILIS HEALTH CORP.

Date: May 13, 2015

By:	/s/ Andy Chen
Andy Chen

Chief Financial Officer
(Principal Financial and Duly Authorized Officer)