Form 10-Q
period 2015-06-30
Nobilis Health Corp.
filed 2015-08-14
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________.

COMMISSION FILE NUMBER: 000-55274

NOBILIS HEALTH CORP.
(Exact name of registrant as specified in its charter)

British Columbia	98-1188172
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11700 Katy Freeway, Suite 300, Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

(713)355-8614
(Registrant’s telephone number, including area code)

4120 Southwest Freeway, Suite 150, Houston, Texas 77027
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
YES [X]     NO [  ]

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
YES [  ]     NO [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 70,893,636 common shares as of August 13, 2015.

A list of our healthcare facilities (the “Nobilis Facilities”) and the abbreviations by which we refer to them in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 (“Quarterly Report”) appear below:

Healthcare Facility	Abbreviation
Northstar Healthcare Surgery Center - Houston	NHSC-H
Kirby Surgical Center	Kirby
Microsurgery Institute of Dallas	MSID
Northstar Healthcare Surgery Center - Scottsdale	NHSC-S
First Nobilis Hospital	FNH
First Nobilis Surgical Center	FNSC
Victory Medical Center Houston	VMC-H

In this Report, the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)

Assets
Current Assets:
Cash	$31,668	$7,568
Trade accounts receivable, net	51,148	42,175
Medical supplies	2,499	1,412
Prepaid expenses and other current assets	3,115	3,554
Total current assets	88,430	54,709
Property and equipment, net	11,587	9,087
Intangible assets	20,149	19,543
Goodwill	32,537	22,470
Notes receivable	150	659
Investments in associates	2,495	880
Other long-term assets	203	234
Total Assets	$155,551	$107,582
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$17,428	$10,528
Accrued liabilities	11,614	9,112
Lines of credit	-	5,420
Subordinated notes payable	-	635
Current portion of debt	868	3,437
Current portion of capital leases	1,299	257
Other current liabilities	543	1,485
Total current liabilities	31,752	30,874
Long-term capital leases, net of current portion	1,820	573
Lines of credit	1,500	-
Long-term debt, net of current portion	18,054	10,582
Other long-term liabilities	73	252
Total liabilities	53,199	42,281
Shareholders' Equity:
Common stock (no par value; authorized unlimited shares, 70,867,494 and 59,418,227 shares issued and outstanding, respectively)	-	-
Additional paid in capital	215,842	179,293
Accumulated deficit	(135,312)	(132,866)
Accumulated other comprehensive loss	(54)	(111)
Total shareholders’ equity attributable to Nobilis Health Corp.	80,476	46,316
Noncontrolling interests	21,876	18,985
Total shareholders' equity	102,352	65,301
Total Liabilities and Shareholders' Equity	$155,551	$107,582

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues:
Patient and net professional fees	$45,366	$15,114	$80,424	$27,235
Contracted marketing revenues	2,839	-	3,649	-
Factoring revenues	662	-	1,910	-
Total revenue	48,867	15,114	85,983	27,235
Cost of revenues	910	-	971	-
Gross Profit	47,957	15,114	85,012	27,235
Operating expenses:
Salaries and benefits	9,028	2,003	16,672	3,918
Drugs and supplies	7,940	2,405	12,889	3,969
General and administrative	20,587	6,006	33,770	11,912
Depreciation and amortization	955	305	1,592	603
Total operating expenses	38,510	10,719	64,923	20,402
Corporate costs:
Salaries and benefits	1,001	470	1,992	1,029
General and administrative	6,054	689	11,424	1,241
Legal expenses	741	351	1,212	622
Depreciation	30	29	56	61
Total corporate costs	7,826	1,539	14,684	2,953
Income from operations	1,621	2,856	5,405	3,880
Other expense (income):
Interest expense	294	60	784	113
Other income, net	(1,277)	(85)	(1,412)	(66)
Total other (income) expense	(983)	(25)	(628)	47
Net income before income taxes and noncontrolling interests	2,604	2,881	6,033	3,833
Income tax	454	158	606	238
Net income	2,150	2,723	5,427	3,595
Net income attributable to noncontrolling interests	3,738	2,505	8,228	3,864
Net (loss) income attributable to Nobilis Health Corp.	$(1,588)	$218	$(2,801)	$(269)
Net (loss) income per basic common share	$(0.02)	$0.01	$(0.05)	$(0.01)
Net (loss) income per fully diluted common share	$(0.02)	$0.01	$(0.05)	$(0.01)
Weighted average shares outstanding (basic)	63,531,390	43,411,318	61,872,658	43,301,603
Weighted average shares outstanding (fully diluted)	63,531,390	44,641,426	61,872,658	43,301,603

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(1,588)	$218	$(2,801)	$(269)
Other comprehensive income (loss):
Foreign currency translation adjustments	44	10	57	(53)
Total other comprehensive income (loss)	44	10	57	(53)
Comprehensive (loss) income attributable to Nobilis Health Corp.	$(1,544)	$228	$(2,744)	$(322)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,801)	$(269)
Adjustments to reconcile net loss attributable to Nobilis to net cash provided by operating activities:
Depreciation and amortization	1,648	664
Provision for bad debts	200	-
Noncontrolling interests	8,228	3,864
Foreign currency gain (loss)	57	(53)
Share-based compensation	9,035	185
Recoupment of Indemnified expenses	(1,700)	-
Amortization of deferred financing fees	33	-
Changes in operating assets and liabilities:
Trade accounts receivable	(6,453)	(1,464)
Medical supplies	(425)	(101)
Prepaids and other current assets	701	(242)
Other long-term assets	(39)	464
Trade accounts payable and accrued liabilities	(2,223)	(846)
Other current liabilities	(942)	(38)
Other long-term liabilities	(103)	-
Net cash provided by operating activities	5,216	2,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,177)	(1,124)
Investment in associate	(120)	(150)
Note receivable	(197)	-
Purchase of interest acquired in subsidiary	-	(346)
Proceeds of sale of ownership interests of subsidiary	-	230
Acquisition of Victory	(1,436)	-
Acquisition of Peak	(850)	-
Deconsolidation of imaging centers and urgent care clinic	(166)	-
Net cash used for investing activities	(3,946)	(1,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to non controlling interests	(5,644)	(2,158)
Proceeds from exercise of stock options	432	28
Proceeds from exercise of stock warrants	4,335	-
Proceeds from private placement	28,395	-
Payments on capital lease obligations	(304)	(24)
Proceeds from debt and lines of credit	21,500	-
Payments of debt and lines of credit	(25,227)	(34)
Deferred financing fees	(657)	-
Net cash provided by (used for) financing activities	22,830	(2,188)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,100	(1,414)
CASH AND CASH EQUIVALENTS — Beginning of period	7,568	5,602
CASH AND CASH EQUIVALENTS — End of period	$31,668	$4,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$846	$71
Cash paid for taxes	$603	$238

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash acquisition of property and equipment	$4,860	$-
Non-cash acquisition of goodwill	$10,765	$-
Non-cash acquisition of intangibles	$1,233	$-
Non-cash deconsolidation of property and equipment	$2,828	$-
Non-cash deconsolidation of goodwill	$701	$-
Non-cash purchase of medical equipment through capital lease	$315	$-
Athas settlement in lieu of contingent shares	$5,685	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and as otherwise noted)

1.	Nature of Operations and Basis of Presentation

Nature of Operations

Nobilis Health Corp. was incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act ("BCBCA"). On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. (the “Company”, “we”, “our”, “us”).

We own and manage healthcare facilities (the "Nobilis Facilities") in Texas and Arizona; including hospitals and ambulatory surgery centers (“ASC”), referred to as the "Nobilis ASCs". The Nobilis ASCs are licensed ASCs that provide scheduled surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients. In December 2014, the Company expanded its services to health care marketing and factoring of receivables when it acquired 100% interests of Athas Health, LLC (“Athas”).

The Nobilis ASCs do not offer the full range of services typically found in traditional hospitals, but instead focus on certain clinical specialties, including orthopedic surgery, podiatric surgery, ENT, pain management, gastro- intestinal, gynecology, and general surgery. Nobilis’ hospitals focus on these same specialties with the ability to take on more complex cases.

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

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in the current period.

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

In February 2015, the FASB issued amended guidance on the consolidation of legal entities including limited partnerships and limited liability corporations. The guidance modifies the consolidation models to be analyzed in determining whether a reporting entity should consolidate certain types of legal entities. The guidance must be applied using one of two retrospective application methods and will be effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company does not expect adoption will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued guidance in order to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. The guidance also requires that the amortization of debt issuance costs be reported as interest expense. The guidance is effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. The Company has chosen to early adopt this guidance as of the interim period ended March 31, 2015. No retrospective application was deemed necessary, as the Company did not have any debt issuance costs prior to the three months ended March 31, 2015. Approximately $0.6 million of debt issuance costs have been deducted from the carrying amount of debt as of June 30, 2015.

In June 2015, the FASB issued Accounting Standards Update No. 2015-10: Technical Corrections and Improvements (ASU 2015-10). ASU 2015-10 is part of an initiative to clarify the Accounting Standards Codification (Codification), correct unintended application of guidance, and make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2015-10 covers a wide range of topics in the Codification and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. The Company is currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on its financial position and results of operations.

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

In March 2014, the Company acquired an ownership interest in Group of Pioneers Diagnostics (“GOP”), LLC, representing 40% of the outstanding share interests in GOP. The investment was previously accounted for using the equity method of accounting. In March 2015, the Company resigned as manager of GOP resulting in the loss of ability to exercise significant influence over the operating and financial activities of the investee. As a result, the investment will be accounted for under the cost method accounting. The carrying value of this investment at June 30, 2015 was $0.2 million, and is reflected in investments in associates in the consolidated balance sheets.

4.	Business Combinations

First Nobilis, LLC (“First Nobilis”)

In September 2014, the Company formed First Nobilis, a Texas limited liability Company. First Nobilis is owned 51% by the Company and 49% by a third party. First Nobilis formed two subsidiary Texas limited liability companies to be the new operating entities.

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

Athas Health, LLC (“Athas”)

In December 2014, the Company completed its acquisition of Athas for total consideration of approximately $31.2 million (all $ denominations in US dollars). Athas is based in Dallas, Texas, and focuses on the delivery of specialized healthcare services in seven states through the use of contracted marketing services and factoring of receivables. The purchase price for Nobilis to acquire all of the ownership interests in Athas was broken down as follows: $3.0 million in cash upon closing, the issuance of a promissory note by Nobilis to the sellers for $12.0 million, the issuance at closing of 6,666,666 shares of Nobilis common stock that are subject to a lock up of up to two years, and the issuance of an additional 4,666,666 shares of Nobilis common stock issued over two years with half issued on the first anniversary of the closing and the second half issued on the second anniversary of the closing. Under the two year lock up period, the stock issued as part of the purchase price is subject to restrictions on transfer and may not be sold or pledged until the lock out period is released.

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

Victory Medical Center Houston, L.P. (“Victory”)

In April 2015, the Company acquired a 55% ownership interest in Victory Medical Center Houston, L.P., which owns and operates Victory Healthcare Houston Hospital, surgical hospital located in the Texas Medical Center in Houston, Texas. The Company paid $1.4 million in cash and assumed certain leases and loans of Victory.

The fair value of the intangible assets and physical equipment were determined by independent third party valuation experts. The carrying amounts of all other net assets acquired approximate their fair values due to their short term nature.

Subsequent to the acquisition date of April 24, 2015, the Partnership had $2.3 million in revenues and a net loss of $0.7 million which is included in the Company’s June 30, 2015 consolidated statements of operations.

The costs related to the transaction were nominal and were expensed during the three months ended June 30, 2015. These costs are included in the corporate general and administrative expenses in the June 30, 2015 consolidated statements of operations.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

April 24, 2015

Net assets acquired:
Cash	$64
Trade accounts receivable	2,500
Other receivables	6,325
Prepaid expenses and other current assets	44
Inventory	662
Property and equipment	4,860
Other long-term assets	2
Trademark	280
Medicare license	940
Hospital license	13
Goodwill	9,447
Net assets acquired	$25,137

Net liabilities acquired:
Trade accounts payable	$6,266
Accrued liabilities	3,198
Long-term portion of Capital Leases	2,278
Long-term portion of Note Payable	6,052
Total liabilities acquired	$17,794

Consideration:
Cash, net of cash acquired	$1,436
Debt assumed	5,907
Total consideration	$7,343

Peak Surgeon Innovations, LLC (“Peak”)

In June 2015, the Company acquired Peak, a provider of intraoperative neuromonitoring ("IOM") services for hospitals, surgery centers and other healthcare facilities. The Company acquired a 100% ownership interest in Peak for cash consideration of $0.9 million and stock consideration of $0.7 million provided to Bryan Hasse (the “Seller”). In addition to such cash and stock consideration, the Seller is eligible to receive a potential earnout payment (in cash or stock at the option of Seller) upon achievement by the IOM service line of certain EBITDA performance metrics.

The Company is currently in the process of determining the fair value of any potential intangible assets through the use of an independent third party valuation expert. The carrying amounts of all other net assets acquired approximate their fair values due to their short term nature.

Subsequent to the acquisition date of June 1, 2015, Peak had $0.3 million in revenues and net income of $0.1 million which is included in the Company’s June 30, 2015 consolidated statements of operations.

The costs related to the transaction were nominal and were expensed during the three months ended June 30, 2015. These costs are included in the corporate general and administrative expenses in the June 30, 2015 consolidated statements of operations.

The following table summarizes the preliminary fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

June 1, 2015

Net assets acquired:
Cash	$1
Trade accounts receivable	315
Prepaid expenses and other current assets	4
Goodwill	1,318
Net assets acquired	$1,638

Net liabilities acquired:
Trade accounts payable	$138

Consideration:
Cash, net of cash acquired	$850
Stock issued as consideration	650
Total consideration	$1,500

Unaudited Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information includes the results of operations for Athas, First Nobilis and Victory, and is presented as if each acquired company had been consolidated as of the beginning of the year immediately preceding the year in which the company was acquired. The Company utilized all historical data which was available and practicable to obtain. Certain information was not practicable to obtain for the three and six months ended June 30, 2014 for victory due to the bankruptcy proceedings of their former parent company. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual result that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.

Unaudited pro forma information for the Peak acquisition is not presented in the pro forma disclosure because the effects of such transaction is considered immaterial to the Company’s consolidated financial statements.

The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of the Company to include historical results of the acquired businesses described above and was then adjusted: (i) to increase amortization expense resulting from the intangible assets acquired; (ii) to adjust earnings per share to reflect the common shares issued as part of the purchase consideration; (iii) to reduce interest expense from debt which was retained by the seller upon acquisition of the respective businesses; (iv) to adjust the carrying value of net property and equipment to its fair value and to increase depreciation expense for the incremental increase in the value of property and equipment; (v) to decrease expenses for management services which were provided by the preceding parent entity and to concurrently increase expenses for management services which are now provided by the Company; (vi) to adjust noncontrolling interest to properly reflect the minority ownership percentages which were not purchased by the Company; and (vii) to reverse income from discontinued operations. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from these acquisition.

The Company’s unaudited supplemental pro forma financial information is as follows (in thousands except for per share amounts):

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$48,867	$24,472	$86,556	$52,144
Income (loss) before from operations	1,621	(2,030)	4,738	(225)
Net income attributable to noncontrolling interest	3,738	793	7,971	2,817
Net loss attributable to common stockholders	(1,588)	(2,587)	(3,379)	(2,432)
Net loss per basic common share	$(0.03)	$(0.05)	$(0.05)	$(0.05)

5.	Trade Accounts Receivable

A detail of accounts receivable as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30, 2015	December 31, 2014
Trade accounts receivable	$51,287	$40,985
Allowance for doubtful accounts	(1,584)	(1,391)
Receivables transferred	(429)	(873)
Receivables purchased	1,874	3,454
Trade accounts receivable, net	$51,148	$42,175

Bad debt expense was $0.2 million for the three and six months ended June 30, 2015 and was nil for the three and six months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, there remained a balance of $0.4 million and $0.9 million, respectively, in transferred receivables pursuant to the terms of the original agreement. The Company, from time to time, transfers to the third party certain of its accounts receivable payments on a non-recourse basis. For the three months ended June 30, 2015 and 2014, the Company received advanced payments of $0.5 million and $0.1 million, respectively. During the same time period, the Company transferred $2.1 million and $2.2 million of receivables, respectively. For the six months ended June 30, 2015 and 2014, the Company received advanced payments of $1.1 million and $0.3 million, respectively. During the same time period, the Company transferred $3.8 million and $3.8 million of receivables, respectively. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.

Athas Health, LLC (“Athas”) purchases receivables from physicians, at a discount, on a nonrecourse basis. The discount and purchase price vary by speciality. These purchased receivables are billed and collected by Athas, and Athas retains 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables, and as such, these transfers of receivables are accounted for as sales transactions. Gross revenue from purchased receivables was $1.8 million and $4.3 million for the three and six months ended June 30, 2015, respectively. Revenue, net of the discounted purchase price, was $0.7 million and $1.9 million for the three and six months ended June 30, 2015, respectively. Accounts receivable for purchased receivables was $1.9 million as of June 30, 2015. Comparable prior period amounts are not presented, as Athas was acquired by Nobilis in December 2014.

6.	Concentrations

A summary of certain information about our payor concentration is as follows:

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.0%	97.3%
Workers compensation	4.6%	1.7%
Medicare	0.4%	1.0%
Total	100.0%	100.0%

MARKETING & FACTORING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.5%	97.3%
Workers compensation	4.1%	1.7%
Medicare	0.4%	1.0%
Total	100.0%	100.0%

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.0%	96.9%
Workers compensation	4.5%	2.2%
Medicare	0.5%	0.9%
Total	100.0%	100.0%

MARKETING & FACTORING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.3%	96.4%
Workers compensation	4.2%	2.6%
Medicare	0.5%	1.0%
Total	100.0%	100.0%

Two facilities represent approximately 76.63% of the Company’s contracted marketing revenue and five facilities represent approximately 78.82% of the Company’s contracted marketing accounts receivable for the six months ended and as of June 30, 2015.

7.	Intangible Assets

Intangible assets at June 30, 2015 and December 31, 2014 consist of the following (in thousands):

		June 30, 2015					December 31, 2014

	Term	Historical		Accumulated	Accumulated	Net Book		Accumulated	Accumulated
	(in years)	Cost	Additions	Amortization	Impairment	Value	Historical Cost	Amortization	Impairment	Net Book Value
Definite Life
Non-compete agreements	10-15	$2,661	$-	$942	$-	$1,719	$2,661	$856	$-	$1,805
Internally developed software	5	1,980	-	231	-	1,749	1,980	33	-	1,947
Trade secret methodology	10	5,120	-	299	-	4,821	5,120	44	-	5,076
Physician relationships	20	4,000	-	167	-	3,833	4,000	62	-	3,938
Unfavorable lease	8	(290)	-	(17)	-	(273)	(290)	-	-	(290)

Indefinite Life
Tradenames		1,200	-	-	-	1,200	1,200	-	-	1,200
Trademark		4,770	280	-	-	5,050	4,770	-	-	4,770
Medicare license		8,498	940	-	7,401	2,037	8,498	-	7,401	1,097
Hospital license		-	13	-	-	13
Total		$27,939	$1,233	$1,622	$7,401	$20,149	$27,939	$995	$7,401	$19,543

Amortization expense was $0.3 million and nil for the three months ended June 30, 2015 and 2014, respectively, and $0.6 million and nil for the six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense of intangible assets is $0.6 million for the remainder of 2015, $1.3 million for each of the next four years and $6.2 million thereafter.

8.	Goodwill

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Cost	$46,837	$36,770
Accumulated impairment losses	(14,300)	(14,300)
Total	$32,537	$22,470

Cost	June 30, 2015	December 31, 2014
BALANCE - beginning of period	$36,770	$15,528
January 2014 business combination	-	701
September 2014 business combination	-	1,249
December 2014 business combination	-	19,292
Deconsolidation of imaging centers and urgent care clinic	(701)	-
April 2015 business combination	9,447	-
June 2015 business combination	1,321	-
Total cost	$46,837	$36,770

Accumulated impairment
BALANCE - beginning of period	$(14,300)	$(14,300)
Impairment charges during the period	-	-
Total accumulated impairment	$(14,300)	$(14,300)

9.	Lines of Credit

On March 31, 2015, the Company secured a $5.0 million revolving line of credit (the “revolver”) from General Electric Capital Corporation. The revolver bears interest at a rate of 4% plus LIBOR per annum (4.70% at June 30, 2015) and requires quarterly payments. Principal amounts borrowed under the revolver may be repaid and re-borrowed periodically, maturing in March 2020. The revolver is collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries. The Company had $1.5 million outstanding on this revolver as of June 30, 2015.

10.	Debt

On March 31, 2015, the Company secured a $20.0 million term loan from General Electric Capital Corporation. The term loan bears interest at a rate of 4% plus LIBOR per annum (4.70% at June 30, 2015) and requires quarterly payments of principal and interest until the term loan matures in March 2020. The term loan is collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries.

The $20.0 million term loan primarily served to refinance all previously held debt and lines of credit. Debt issuance costs associated with the new credit facility approximated $0.6 million and are being amortized over the life of the loan.

Debt at June 30, 2015 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Lines of credit	$1,500	$5,420
Subordinated notes payable	-	635
Term loan	19,550	14,019
Total debt	21,050	20,074
Less: current portion	868	9,492
Less: amortized loan fees	628	-
Long-term debt, net of current portion	$19,554	$10,582

11.	Share Based Compensation

The Company granted a total of 275,000 stock options during the three months ended June 30, 2015. Of the granted options, 75,000 of those vest ratably over a one year period, and 200,000 vest ratably over a three year period.

The following table summarizes stock option activity for the six months ended June 30, 2015.

	Shares	Weighted-	Weighted-Average
	Underlying	Average Exercise	Remaining Life
	Options	Price	(years)

Outstanding at December 31, 2014	3,118,218	$1.45	9.80
Granted	1,301,782	$4.33	9.77
Exercised	(336,120)	$1.24	-
Forfeited	(407,213)	$1.14	-
Outstanding at June 30, 2015	3,676,667	$2.13	9.69

Exercisable at June 30, 2015	1,257,611	$2.59	9.76

The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $2.7 million and $1.5 million, respectively. The total intrinsic value for all in-the-money vested outstanding stock options at June 30, 2015 was $6.9 million. Assuming all stock options outstanding at June 30, 2015 were vested, the total intrinsic value of in-the-money outstanding stock options would have been $22.4 million.

The Company recorded compensation expense relative to stock options of $1.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $3.7 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the six months ended June 30, 2015.

Six months ended June
30, 2015

Expected price volatility	115% - 119%
Risk free interest rate	.01% - .03%
Expected annual dividend yield	0%
Expected option term (years)	10
Expected forfeiture rate	0%
Grant date fair value per share	$2.97 - $6.31

For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior. As of December 31, 2014, the Company utilized a forfeiture rate of 0% based on a minimal number of stock option issuances and little anticipated forfeitures in the near future.

12.	Shareholders’ Equity

In April 2015, the Company issued, through a private placement agreement, 7,847,668 Units, at a price of Cdn$9.00 per Unit. Each Unit is comprised of one treasury unit (a “Treasury Unit”) and one-half of one common share from Donald L. Kramer, Healthcare Ventures, Ltd (a company wholly owned by Dr. Kramer), Harry Fleming or from treasury. Each Treasury Unit is comprised of one-half of one common share of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of Cdn$11.50. Through the private placement, the Company raised proceeds of $28.4 million, net of offering costs and commissions of $1.9 million.

Earnings per share (“EPS”)

A detail of the Company’s EPS is as follows (in thousands except for share and per share amounts):

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net loss (income) for the period	$(1,588)	$218	$(2,801)	$(269)

Issued common shares at beginning of period	61,234,803	42,729,547	59,418,227	42,729,547
Effect of investment in subsidiary	-	431,771	-	-
Effect of private placement	974,205	-	489,794	-
Effect of June 2015 acquisition	21,698	-	10,909	-
Effect of stock based compensation	119,011	250,000	217,230	393,603
Effect of stock warrants	1,181,673	-	1,736,498	178,453
Weighted average common shares at end of period	63,531,390	43,411,318	61,872,658	43,301,603

Basic net loss per common share	$(0.02)	$0.01	$(0.05)	$(0.01)

As the Company is in a loss position for the periods presented, the calculation of dilutive shares is unnecessary. Any increase in weighted-average share amounts would result in an anti-dilutive per share amount.

13.	Income Taxes

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

14. Business Segment Information

A summary of the business segment information as of June 30, 2015 is as follows (in thousands):

	Six months ended June 30, 2015

		Marketing &
	Medical Services	Factoring	Corporate	Total

Revenues	$77,488	$8,495	$-	$85,983
Cost of goods sold	-	971	-	971
Gross Profit	77,488	7,524	-	85,012
Operating expenses	58,093	6,830	-	64,923
Corporate costs	-	-	14,684	14,684
Income (loss) from operations	$19,395	$694	$(14,684)	$5,405

Other data:
Depreciation and amortization expense	$931	$661	$56	$1,648
Interest expense	$-	$80	$704	$784
Income tax expense	$527	$79	$-	$606
Intangible assets	$7,078	$13,071	$-	$20,149
Goodwill	$13,245	$19,292	$-	$32,537
Capital expenditures	$1,365	$127	$-	$1,492
Non-cash acquisition of property	$4,860	$-	$-	$4,860
Non-cash acquisition of intangibles and goodwill	$11,998	$-	$-	$11,998
Total assets	$87,654	$41,639	$26,259	$155,551
Total liabilities	$23,168	$5,108	$24,923	$53,199

	Three months ended June 30, 2015

		Marketing &
	Medical Services	Factoring	Corporate	Total

Revenues	$43,643	$5,224	$-	$48,867
Cost of goods sold	-	910	-	910
Gross Profit	43,643	4,314	-	47,957
Operating expenses	34,727	3,783	-	38,510
Corporate costs	-	-	7,826	7,826
Income (loss) from operations	$8,916	$531	$(7,826)	$1,621

Other data:
Depreciation and amortization expense	$627	$329	$29	$985
Interest expense	$-	$1	$293	$294
Income tax expense	$400	$54	$-	$454
Capital expenditures	$838	$130	$-	$968
Non-cash acquisition of property	$4,860	$-	$-	$4,860
Non-cash acquisition of intangibles and goodwill	$11,998	$-	$-	$11,998

The Company created the Marketing & Factoring operation segment in December 2014 following the acquisition of Athas. Prior to the acquisition of Athas, the Company operated under one operating segment and therefore, has not presented a prior period comparison of segment information.

15.	Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such disputes or legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Effective June 30, 2015, the Company, Northstar Healthcare Subco, LLC (“Subco” and, together with the Company, “Nobilis”) entered into a Confidential Agreement (the “Agreement”) with Athas, certain seller parties (the “Athas Sellers”) to the Membership Interest Purchase Agreement dated as of November 26, 2014 (the “MIPA”) and certain other parties. Pursuant to the Agreement, the Athas Sellers agreed to reduce by 836,029 the number of common shares, in the aggregate, that were to be issued on the first and second anniversaries of the MIPA’s closing as contingent purchase price payments (the “Contingent Shares”). In addition, the Agreement accomplished (i) the financing of a $2.7 million debt owed by counterparties to the Agreement, (ii) recoupment of $1.7 million of indemnified expenses, and (iii) indemnification of counterparties with respect to litigation. Also pursuant to the Agreement, the Company accelerated the issuance of the remaining 3,830,638 Contingent Shares, which will be subject to restrictions on transfer.

16.	Subsequent Events

On July 30, 2015, the company formed Marsh Lane Surgical Hospital, LLC (“Marsh Lane”), a Texas limited liability company and wholly owned subsidiary of the Company and closed the purchase of certain assets (the “Acquisition”) pursuant to an asset purchase agreement (the “Purchase Agreement”) by and among Marsh Lane, the Company, Victory Parent Company, LLC, a Texas limited liability company (“VPC”), and Victory Medical Center Plano, LP, a Texas limited partnership (“Victory Plano”). The Acquisition was closed following the conclusion of bankruptcy proceedings in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) initiated by Victory Plano. On June 12, 2015, Victory Plano filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Bankruptcy Court. Following the Bankruptcy Court’s entry into the Sale Motion and Bidding Procedures Order, on July 29, 2015, the Bankruptcy Court entered into a Sale Order approving the terms and conditions of the Purchase Agreement and certain other financial arrangements as described below.

As consideration for the purchase of Victory Plano’s assets, Marsh Lane paid approximately $1.3 million in cash to be used by Victory Plano and VPC to cure and pay certain defaults under contracts assumed by Marsh Lane. The Purchaser also assumed Victory Plano’s indebtedness to LegacyTexas Bank in the amount of approximately $4.5 million. Marsh Lane also assumed Victory Plano’s capital equipment leases and its real estate lease.

In connection with the Purchase Agreement, Marsh Lane (the “Borrower”) entered into a Loan Agreement (the “Loan Agreement”) dated as of July 30, 2015 with LegacyTexas Bank, successor to ViewPoint Bank, N.A. (“Legacy”). The principal amount of the term loan (the “Term Note”) pursuant to the Loan Agreement is $4.5 million, which bears interest on the outstanding principal amount thereof at an annual rate equal to the lesser of the Applicable Rate (4.00% per annum plus the applicable LIBOR Rate) and the maximum lawful rate permitted under Texas or federal law, whichever is higher. All outstanding principal on the Term Note under the Loan Agreement is due and payable on July 30, 2020.

In connection with the Purchase Agreement and the Loan Agreement, on July 30, 2015, the Company entered into a guaranty (the “Guaranty”) to guaranty the Borrower’s obligations under the Loan Agreement. Pursuant to the Guaranty, the Company irrevocably and unconditionally guaranteed the full and punctual payment and performance of all Loan Agreement obligations, in the manner and to the extent set forth in the Guaranty. The guaranty and payment of obligations under the Guaranty are expressly subordinated in the manner and extent set forth in the Subordination Agreement.

In connection with the Purchase Agreement and entry into the Legacy Loan Documents, Northstar Healthcare Acquisitions, L.L.C., a Delaware limited liability company and wholly owned subsidiary of the Company (“Northstar”), entered into the Second Amendment to Credit Agreement and Conditional Waiver, dated as of July 30, 2015, by and among the Northstar, General Electric Capital Corporation (“GE Capital”), and the other Credit Parties named therein, (the “Credit Agreement Amendment”). The Credit Agreement Amendment, among other things, amended certain covenants, definitions and other terms contained in the Credit Agreement to accommodate the transactions contemplated by Purchase Agreement and the entry into the Legacy Loan Documents, and GE Capital granted the Company additional time to incorporate into the Credit Agreement several new subsidiaries formed during the Company’s recent acquisitions and new service lines.

17.	Approval of Financial Statements

The consolidated financial statements were approved by the board of directors for issuance on August 13, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the documents that are incorporated by reference in this Quarterly Report contain certain forward-looking statements within the meaning of Canadian and United States securities laws, including the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

•	the risk that we may face challenges managing our new Marketing Segment and may not realize anticipated benefits;
•	our ability to successfully maintain effective internal controls over financial reporting;
•	our ability to implement our business strategy, manage the growth in our business, and integrate acquired businesses;
•	the risk of litigation and investigations, and liability claims for damages and other expenses not covered by insurance;
•	the risk that payments from third-party payers, including government healthcare programs, may decrease or not increase as costs increase;
•	adverse developments affecting the medical practices of our physician limited partners;
•	our ability to maintain favorable relations with our physician limited partners;
•	our ability to grow revenues by increasing case and procedure volume while maintaining profitability at the Nobilis Facilities;
•	failure to timely or accurately bill for services;
•	our ability to compete for physician partners, patients and strategic relationships;
•	the risk of changes in patient volume and patient mix;
•	the risk that laws and regulations that regulate payments for medical services made by government healthcare programs could cause our revenues to decrease;
•	the risk that contracts are cancelled or not renewed or that we are not able to enter into additional contracts under terms that are acceptable to us; and
•	the risk of potential decreases in our reimbursement rates.

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

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in thousands (except per share, per case and per procedure). Continuing operations information includes the results of 7 of our 8 healthcare facilities (the “Nobilis Facilities”) operated throughout the three and six months ended June 30, 2015 and 2014. The Nobilis Facilities are located in Texas and Arizona and consist of two hospitals in Houston, Texas and five ambulatory surgery centers, referred to as the "Nobilis ASCs" of which three are located in Houston, Texas, one in Dallas, Texas and one in Scottsdale, Arizona. Continuing operation information does not include the results of our recent acquisition of a Dallas-area hospital, which took place after June 30, 2015.

Recent Developments

Acquisition of Peak Surgeon Innovations, LLC. In June 2015, the Company acquired Peak Surgeon Innovations, LLC ("Peak"), a provider of intraoperative neuromonitoring ("IOM") services for hospitals, surgery centers and other healthcare facilities. The Company acquired a 100% ownership interest in Peak for cash consideration of approximately $0.9 million and stock consideration of approximately $0.7 million provided to Bryan Hasse (the “Seller”). In addition to such cash and stock consideration, the Seller is eligible to receive a potential earnout payment (in cash or stock at the option of Seller) upon achievement by the IOM service line of certain EBITDA performance metrics.

Acquisition of Victory Plano Hospital, LP. On Jul 30, 2015, Marsh Lane Surgical Hospital, LLC (“Marsh Lane”), a Texas limited liability company and wholly owned subsidiary of the Company, closed the purchase of certain assets (the “Acquisition”) pursuant to an asset purchase agreement (the “Purchase Agreement”) by and among Marsh Lane, the Company, Victory Parent Company, LLC, a Texas limited liability company (“VPC”), and Victory Medical Center Plano, LP, a Texas limited partnership (“Victory Plano”). The Acquisition was closed following the conclusion of bankruptcy proceedings in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) initiated by Victory Plano. On June 12, 2015, Victory Plano filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the Bankruptcy Court. Following the Bankruptcy Court’s entry into the Sale Motion and Bidding Procedures Order, on July 29, 2015, the Bankruptcy Court entered into a Sale Order approving the terms and conditions of the Purchase Agreement and certain other financial arrangements.

As consideration for the purchase of Victory Plano’s assets, Marsh Lane paid approximately $1.3 million in cash to be used by Victory Plano and VPC to cure and pay certain defaults under contracts assumed by Marsh Lane. The Purchaser also assumed Victory Plano’s indebtedness to Legacy Texas Bank in the amount of approximately $4.5 million. Marsh Lane also assumed Victory Plano’s capital equipment leases and its real estate lease.

Surgical Assist. In June 2015, the Company established Nobilis Surgical Assist, LLC to launch its surgical assist ancillary service line. A third party will handle staffing of cases performed at the Nobilis Facilities, as well as certain administrative matters associated with this service line's operation. Together with the acquisition of Peak, the Company anticipates increased facility efficiency and revenue per case with the addition of these ancillary services.

Revenue Model and Case Mix
Revenues earned by the Nobilis Facilities vary depending on the procedures performed. For every medical procedure performed there are usually three separately invoiced patient billings:

•	the surgical center fee for the use of infrastructure, surgical equipment, nursing staff, non-surgical professional services, supplies and other support services, which is earned by the Nobilis Facilities;

•	the professional fee, which is separately earned, billed and collected by the physician performing the procedure, separate and apart from the fees charged by the Nobilis Facilities; and

•	the anesthesiology fee, which is separately earned, billed and collected by the anesthesia provider, separate and apart from the fees charged by the Nobilis Facilities and the physicians.

Overall revenue depends on procedure volume, case mix and payment rates of the respective payers.

The following table sets out the net patient service revenues, the number of procedures performed and the net patient service revenue per procedure at each of the Nobilis Facilities for six months ended June 30, 2015 and 2014:

	Net Patient Service Revenue				Net Patient Service Revenue
	($)(in thousands)		Number of Cases (1)		($) per Case (2)
Nobilis Facility	2015	2014	2015	2014	2015	2014

NHSC-H	$10,477	$8,040	1,007	491	$10,405	16,375
KIRBY	6,009	5,020	1,930	1,769	3,113	2,838
MSID	16,891	13,839	1,633	870	10,343	15,906
NHSC-S	8,151	31	549	5	14,847	-
FNH	30,573	-	1,121	-	27,273	-
FNSC	2,717	-	888	-	3,060	-
VMC-H	2,379	-	380	-	6,261	-
Total	77,198	26,930	7,508	3,135	10,282	8,590

Year over Year Growth	187%		139%		20%

Notes

(1)	This table refers to all cases performed, regardless of their contribution to net patient service revenue.

(2)	Calculated by dividing net patient service revenues by the number of cases.

The Nobilis Facilities focus on a limited number of high-volume, non-emergency procedures, most of which are billed on an “out of network” basis. Billing on an “out of network” basis means that we bill to entities not participating in the health insurance companies' ("Third Party Payors") provider networks, which negotiate discounted fees with providers and facilities in return for access to the patient populations covered by those Third Party Payors. The case mix at each Nobilis Facility is a function of the clinical specialties of the physicians on the medical staff and the equipment and infrastructure at each facility. The Nobilis Facilities intend to continue to refine their case mix as opportunities arise. The following table sets forth the combined number of cases and procedures by medical specialty performed for three months ended June 30, 2015 and 2014:

MEDICAL SERVICES SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE30, 2015 AND 2014

			2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	2015 % Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	1,237	27.8%	4,368	37.9%	779	47.3%	3,046	53.5%
Musculoskeletal Interventions	175	3.9%	537	4.7%	-	0.0%	-	0.0%
Interventional Headache Procedure	38	0.9%	135	1.2%	-	0.0%	-	0.0%
Orthopedics	275	6.2%	626	5.4%	215	13.1%	697	12.2%
Spine	300	6.8%	456	4.0%	10	0.6%	28	0.5%
Podiatry	145	3.3%	453	3.9%	77	4.7%	474	8.3%
Gastro-intestinal	95	2.1%	186	1.6%	20	1.2%	27	0.5%
General Surgery	181	4.1%	403	3.5%	62	3.8%	144	2.5%
Plastic & Reconstructive	421	9.5%	961	8.3%	-	0.0%	-	0.0%
Bariatrics	1,006	22.6%	2,439	21.2%	353	21.4%	816	14.3%
Gynecology	241	5.4%	258	2.2%	1	0.1%	1	0.0%
Urology	6	0.1%	6	0.1%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	157	3.5%	518	4.5%	129	7.8%	457	8.0%
Neuromonitoring	165	3.7%	165	1.4%	-	0.0%	-	0.0%
TOTAL	4,442	100.0%	11,511	100.0%	1,646	100.0%	5,690	100.0%

The following table for the Marketing Segment only includes cases generated through our marketing activities that are performed at the non-Nobilis Facilities during the reporting period after the acquisition of Athas.

MARKETING SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE30, 2015 AND 2014

			2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	2015 % Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	150	44.4%	150	44.4%	-	0.0%	-	0.0%
Musculoskeletal Interventions	104	30.8%	104	30.8%	-	0.0%	-	0.0%
Interventional Headache Procedure	84	24.9%	84	24.9%	-	0.0%	-	0.0%
TOTAL	338	100.0%	338	100.0%	-	0.0%	-	0.0%

CONSOLIDATED SEGMENTS
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE30, 2015 AND 2014

			2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	2015 % Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	1,387	29.0%	4,518	38.1%	779	47.3%	3,046	53.5%
Musculoskeletal Interventions	279	5.8%	641	5.4%	-	0.0%	-	0.0%
Interventional Headache Procedure	122	2.6%	219	1.8%	-	0.0%	-	0.0%
Orthopedics	275	5.8%	626	5.3%	215	13.1%	697	12.2%
Spine	300	6.3%	456	3.8%	10	0.6%	28	0.5%
Podiatry	145	3.0%	453	3.8%	77	4.7%	474	8.3%
Gastro-intestinal	95	2.0%	186	1.6%	20	1.2%	27	0.5%
General Surgery	181	3.8%	403	3.4%	62	3.8%	144	2.5%
Plastic & Reconstructive	421	8.8%	961	8.1%	-	0.0%	-	0.0%
Bariatrics	1,006	21.0%	2,439	20.6%	353	21.4%	816	14.3%
Gynecology	241	5.0%	258	2.2%	1	0.1%	1	0.0%
Urology	6	0.1%	6	0.1%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	157	3.3%	518	4.4%	129	7.8%	457	8.0%
Neuromonotoring	165	3.5%	165	1.4%	-	0.0%	-	0.0%
TOTAL	4,780	100.0%	11,849	100.0%	1,646	100.0%	5,690	100.0%

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

Our total cases performed for the three months ended June 30, 2015, were 4,780, representing a total increase of 3,134 cases, or 190.4%, from the 1,646 cases in the same period in 2014. Cases at our existing facilities, or “same center facilities,” were 2,804, representing 1,158 of the total increase. The consolidated marketing programs are attributable to 833 of the increase, with 338 cases reported under the Marketing segment, and the remaining under the Medical Services segment. Cases generated by new facilities during the reporting period are attributable to 1,638 of the increase. Case volume primarily increased under the specialties of pain management, musculoskeletal interventions, spine and bariatric surgeries.

Our procedure volume for the three months ended June 30, 2015, increased by 108.2% to 11,849 from 5,690 during the prior corresponding period. Since case reimbursement is based on case type, an increase or decrease in the number of procedures per case has no effect on our reimbursement and net patient service revenue per case.

We receive payments for surgical procedures and related services from private health insurance plans, workers’ compensation, directly from patients and from government payer plans. A substantial portion of net patient service revenues generated by the Nobilis Facilities is based on payments received from private (non-government) insurance plans. We receive a relatively small amount of revenue from Medicare or Medicaid procedures. We also receive a relatively small portion of revenue directly from uninsured patients, who pay out of pocket for the services they receive. Insured patients are responsible for services not covered by their health insurance plans, and for deductibles, co-payments and co-insurance obligations under their plans. The amount of these deductibles, co-payments and coinsurance obligations has increased in recent years but does not represent a material component of the revenue generated by the Nobilis Facilities. The surgical center fees of the Nobilis Facilities are generated by our physician limited partners and the other physicians who use the Nobilis Facilities to provide services. The surgical center fees are billed and collected directly by the Nobilis Facilities.

Patient and net professional fees and contracted marketing revenues are reported as the estimated net realizable amounts from patients, third-party Payors, and others for services rendered. Revenue is recognized upon the performance of the patient service. The amounts that we actually collect from third-party Payors, including private insurers, may vary even for identical procedures performed. An additional factor in the determination of net patient service revenue is our payer mix, as between private health insurance plans, workers’ compensation, directly from patients and from government payer plans. We review and evaluate historical collections and payment data, payer mix and current economic conditions on a periodic basis and adjust the estimated collections as a percentage of gross billings, which we use to determine net patient service revenue, as required based on final settlements and collections.

The following tables set out the payor mix at our Medical Segment, our Marketing Segment and on a consolidated basis for the three months ended June 30, 2015 and 2014. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carrier varies based on deductibles, plan coverage and cases performed.

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.0%	97.3%
Workers compensation	4.6%	1.7%
Medicare	0.4%	1.0%
Total	100.0%	100.0%

MARKETING & FACTORING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.5%	97.3%
Workers compensation	4.1%	1.7%
Medicare	0.4%	1.0%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGE OF PATIENT AND NET PROFESSIONAL FEES
FOR THE THREE MONTHS ENDED JUNE 30, 2015
AND FOR THE THREE MONTHS ENDED JUNE30, 2014

	Three months ended June 30,
	2015	2014

Revenues:	100%	100%
Cost of revenues	1.9%	0.0%
Gross Profit	98.1%	100%
Operating expenses:
Salaries and benefits	18.5%	13.3%
Drugs and supplies	16.2%	15.9%
General and administrative	42.1%	39.7%
Amortization	2.0%	2.0%
Total operating expenses	78.8%	70.9%
Corporate costs:
Salaries and benefits	2.0%	3.1%
General and administrative	12.4%	4.6%
Legal expenses	1.5%	2.3%
Amortization	0.1%	0.2%
Total corporate costs	16.0%	10.2%
Income from operations	3.3%	18.9%
Other expense (income):
Interest expense	0.6%	0.4%
Other expense (income), net	-2.6%	-0.6%
Total other expense (income)	-2.0%	-0.1%
Net income before income taxes and noncontrolling interests	5.3%	19.0%
Income tax	0.9%	1.0%
Net income	4.4%	18.0%
Net income attributable to noncontrolling interests	7.7%	16.6%
Net income attributable to Nobilis Health Corp.	-3.3%	1.4%

Consolidated Revenues

Our total revenues for the three months ended June 30, 2015, totaled $48.9 million, an increase of $33.8 million or 223.8%, compared to $15.1 million from the prior corresponding period. The Marketing segment accounted for $5.0 million of the increase. The Medical Services segment increased by $28.8 million, or 190.7%, compared to $15.1 million from the prior corresponding period. Same center facilities growth represented $6.5 million of the three month period increase, while the remaining $22.3 million increase is attributable to newly acquired facilities.

Operating Salaries

Operating salaries and benefits for the three months ended June 30, 2015, totaled $9.0 million, an increase of $7.0 million, or 350.0%, from $2.0 million the prior corresponding period. The Marketing segment accounted for $2.2 million of the increase while the Medical Services segment increased by $4.8 million, or 240.0% . Staffing costs at newly acquired facilities accounted for $4.1 million of the Medical Services segment’s increase. The remaining $0.7 million increase is attributable to additional staffing at same center facilities driven by increased case volumes. Operating salaries and benefits as a percent of revenues were 18.5% compared to 13.3% in the prior corresponding period. The increase was a result of the higher staffing needs at newly acquired hospitals.

Medical supplies

Drugs and medical supplies expense for the three months ended June 30, 2015, totaled $7.9 million, an increase of $5.5 million or 229.2% from the prior corresponding period. Medical supplies costs at newly acquired facilities accounted for $4.6 million of the increase with the remaining $0.9 million attributable to same center growth. Drugs and medical supplies as a percent of revenues increased to 16.2% from 15.9% from the prior corresponding period due to lower operating margins at a newly acquired hospital.

Operating General and Administrative

Our operating general and administrative expense for three months ended June 30, 2015, totaled $20.6 million, an increase of $14.6 million, or 243.3%, from the prior corresponding period. The Marketing Segment contributed to $1.3 million of the increase. The remaining $13.3 million increase is due to an increase in marketing expenses, physician contracting, general infrastructure development, such as rent, telecommunication, travel, and consulting, and an increase in operations associated with the newly acquired medical services facilities. Newly acquired facilities contributed to $2.9 million of the increase. Marketing expenses allocated to the Medical Services segment increased by $5.3 million to $6.1 million for the three months ended June 30, 2015, from $0.8 million for the corresponding period in 2014. The increase in marketing expenses is related to our strategic growth initiatives of growing our bariatric, spine, podiatry and gynecological brands. For the development of the marketing programs, the Company enters into independent contractor agreements with physicians to provide services to the Company including administrative, management and marketing services. This expense increased by $0.9 million to $1.7 million for the three months ended June 30, 2015 from $0.8 million for the corresponding period in 2014. Expenses related to general infrastructure development increased by $1.1 million to $1.7 million in 2015 from $0.6 million in 2014.

In addition, operating general and administrative expenses contained revenue cycle management expenses. From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. The advancement payment varies by specialty and on average represents between 20% and 50% of the amounts transferred. We do not have any other relationship with third parties of this nature other than the vendor relationship described herein. For three months ended June 30, 2015 and 2014 we received advancement payments of $0.5 million and $0.1 million, respectively. During the same period, we transferred $2.1 million and $2.2 million, respectively, of receivables, net of advancement payment, representing a decrease in revenue cycle management expenses of $0.1 million.

Depreciation

Depreciation for the three months ended June 30, 2015, totaled $1.0 million, an increase of $0.7 million or 233.3% from the prior corresponding period. This increase is primarily due to an increase in property and equipment from newly acquired facilities.

Corporate General and Administrative

In total, corporate costs for the three months ended June 30, 2015, totaled $7.8 million, representing an increase of $6.3 million or 420.0% from the prior corresponding period. The increase was primarily attributable to additional corporate staff and legal expenses related to mergers and acquisitions, and non-cash compensation. Corporate salaries and benefits increased by $0.5 million to $1.0 million for the three months ended June 30, 2015 from $0.5 million for the corresponding period in 2014. Legal expenses increased by $0.4 million to $0.7 million for the three months ended June 30, 2015 from $0.3 million for the corresponding period in 2014. Non-cash compensation increased by $6.1 million to $6.2 million for the three months ended June 30, 2015 from $0.1 million for the corresponding period in 2014. The increase in non-cash compensation is attributable to an accelerated vesting of senior executive share-based compensation related to a change of positions. We present corporate costs as a separate section from the operating expenses of the revenue generating facilities to illustrate our operational efficiency.

Net income attributable to non-controlling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

Six months ended June 30, 2015

The Nobilis Facilities focus on a limited number of high-volume, non-emergency procedures, most of which are billed on an “out of network” basis. The case mix at each Nobilis Facility is a function of the clinical specialties of the physicians on the medical staff and the equipment and infrastructure at each facility. The Nobilis Facilities intend to continue to refine their case mix as opportunities arise. The following table sets forth the combined number of cases and procedures by medical specialty performed for six months ended June 30, 2015 and 2014:

MEDICAL SERVICES SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE30, 2015 AND 2014

			2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	2015 % Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	2,286	29.8%	8,083	39.7%	1,400	44.5%	5,610	54.4%
Musculoskeletal Interventions	358	4.7%	1,224	6.0%	-	0.0%	-	0.0%
Interventional Headache Procedure	58	0.8%	155	0.8%	-	0.0%	-	0.0%
Orthopedics	646	8.4%	1,299	6.4%	377	12.0%	1,119	10.8%
Spine	322	4.2%	591	2.9%	17	0.5%	50	0.5%
Podiatry	244	3.2%	863	4.2%	152	4.8%	828	8.0%
Gastro-intestinal	182	2.4%	341	1.7%	38	1.2%	50	0.5%
General Surgery	315	4.1%	682	3.4%	164	5.2%	338	3.3%
Plastic & Reconstructive	785	10.2%	1,893	9.3%	-	0.0%	-	0.0%
Bariatrics	1,676	21.8%	3,750	18.4%	707	22.5%	1,384	13.4%
Gynecology	340	4.4%	375	1.8%	27	0.9%	36	0.3%
Urology	7	0.1%	7	0.0%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	289	3.8%	919	4.5%	263	8.4%	905	8.8%
Neuromonitoring	165	2.2%	165	0.8%	-	0.0%	-	0.0%
TOTAL	7,673	100.0%	20,347	100.0%	3,145	100.0%	10,320	100.0%

The following table for the Marketing Segment only includes cases generated through our marketing activities that performed at the non-Nobilis Facilities during the reporting period after the acquisition of Athas.

MARKETING SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE30, 2015 AND 2014

			2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	2015 % Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	278	44.6%	278	44.6%	-	0.0%	-	0.0%
Musculoskeletal Interventions	228	36.6%	228	36.6%	-	0.0%	-	0.0%
Interventional Headache Procedure	117	18.8%	117	18.8%	-	0.0%	-	0.0%
TOTAL	623	100.0%	623	100.0%	-	0.0%	-	0.0%

CONSOLIDATED SEGMENTS
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE30, 2015 AND 2014

			2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	2015 % Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	2,564	30.9%	8,361	39.9%	1,400	44.5%	5,610	54.4%
Musculoskeletal Interventions	586	7.1%	1,452	6.9%	-	0.0%	-	0.0%
Interventional Headache Procedure	175	2.1%	272	1.3%	-	0.0%	-	0.0%
Orthopedics	646	7.8%	1,299	6.2%	377	12.0%	1,119	10.8%
Spine	322	3.9%	591	2.8%	17	0.5%	50	0.5%
Podiatry	244	2.9%	863	4.1%	152	4.8%	828	8.0%
Gastro-intestinal	182	2.2%	341	1.6%	38	1.2%	50	0.5%
General Surgery	315	3.8%	682	3.3%	164	5.2%	338	3.3%
Plastic & Reconstructive	785	9.5%	1,893	9.0%	-	0.0%	-	0.0%
Bariatrics	1,676	20.2%	3,750	17.9%	707	22.5%	1,384	13.4%
Gynecology	340	4.1%	375	1.8%	27	0.9%	36	0.3%
Urology	7	0.1%	7	0.0%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	289	3.5%	919	4.4%	263	8.4%	905	8.8%
Neuromonitoring	165	2.0%	165	0.8%	-	0.0%	-	0.0%
TOTAL	8,296	100.0%	20,970	100.0%	3,145	100.0%	10,320	100.0%

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

Our total cases performed for the six months ended June 30, 2015, were 8,296, representing a total increase of 5,151 cases, or 163.8%, from the 3,145 cases in the same period in 2014. Cases at same center facilities were 5,119, representing 1,984 of the total increase. The consolidated marketing programs are attributable to 1,541 of the increase, with 623 cases reported under the Marketing segment, and the remaining under the Medical Services segment. Cases generated by new facilities during the reporting period are attributable to 2,544 of the increase. Case volume primarily increased under the specialties of pain management, musculoskeletal interventions, spine and bariatric surgeries.

Our procedure volume for the six months ended June 30, 2015, increased by 103.2% to 20,970 from 3,145 during the prior corresponding period. Since case reimbursement is based on case type, an increase or decrease in the number of procedures per case has no effect on our reimbursement and net patient service revenue per case.

We receive payments for surgical procedures and related services from private health insurance plans, workers’ compensation, directly from patients and from government payer plans. A substantial portion of net patient service revenues generated by the Nobilis Facilities is based on payments received from private (non-government) insurance plans. We receive a relatively small amount of revenue from Medicare or Medicaid procedures. We also receive a relatively small portion of revenue directly from uninsured patients, who pay out of pocket for the services they receive. Insured patients are responsible for services not covered by their health insurance plans, and for deductibles, co-payments and co-insurance obligations under their plans. The amount of these deductibles, co-payments and coinsurance obligations has increased in recent years but does not represent a material component of the revenue generated by the Nobilis Facilities. The surgical center fees of the Nobilis Facilities are generated by our physician limited partners and the other physicians who use the Nobilis Facilities to provide services. The surgical center fees are billed and collected directly by the Nobilis Facilities.

Patient and net professional fees and contracted marketing revenues are reported as the estimated net realizable amounts from patients, third-party payors, and others for services rendered. Revenue is recognized upon the performance of the patient service. The amounts that we actually collect from third-party payors, including private insurers, may vary even for identical procedures performed. An additional factor in the determination of net patient service revenue is our payer mix, as between private health insurance plans, workers’ compensation, directly from patients and from government payer plans. We review and evaluate historical collections and payment data, payer mix and current economic conditions on a periodic basis and adjust the estimated collections as a percentage of gross billings, which we use to determine net patient service revenue, as required based on final settlements and collections.

The following tables set out the payer mix at our Medical Segment, our Marketing Segment and on a consolidated basis for the six months ended June 30, 2015 and 2014. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carrier varies based on deductibles, plan coverage and cases performed.

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.0%	96.9%
Workers compensation	4.5%	2.2%
Medicare	0.5%	0.9%
Total	100.0%	100.0%

MARKETING & FACTORING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.3%	96.4%
Workers compensation	4.2%	2.6%
Medicare	0.5%	1.0%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGE OF PATIENT AND NET PROFESSIONAL FEES
FOR THE SIX MONTHS ENDED JUNE30, 2015
AND FOR THE SIX MONTHS ENDED JUNE 30, 2014

	Six months ended June 30,
	2015	2014

Revenues:	100%	100%
Cost of revenues	1.1%	0.0%
Gross Profit	98.9%	100%
Operating expenses:
Salaries and benefits	19.4%	14.4%
Drugs and supplies	15.0%	14.6%
General and administrative	39.3%	43.7%
Amortization	1.9%	2.2%
Total operating expenses	75.6%	74.9%
Corporate costs:
Salaries and benefits	2.3%	3.8%
General and administrative	13.3%	4.6%
Legal expenses	1.4%	2.3%
Amortization	0.1%	0.2%
Total corporate costs	17.1%	10.8%
Income from operations	6.2%	14.2%
Other expense (income):
Interest expense	0.9%	0.4%
Other expense (income), net	-1.6%	-0.2%
Total other expense (income)	-0.7%	0.2%
Net income before income taxes and noncontrolling interests	6.9%	14.1%
Income tax	0.7%	0.9%
Net income	6.2%	13.2%
Net income attributable to noncontrolling interests	9.6%	14.2%
Net income attributable to Nobilis Health Corp.	-3.4%	-1.0%

Consolidated Revenues

Our total revenues for the six months ended June 30, 2015, totaled $86.0 million, an increase of $58.8 million or 216.2%, compared to $27.2 million from the prior corresponding period. The Marketing segment accounted for $8.5 million of the increase, while the Medical Services segment increased by $50.3 million, or 184.9%, compared to $27.2 million from the prior corresponding period. Same center facilities growth represented $11.3 million of the six month period increase, while the remaining $39.0 million is attributable to newly acquired facilities.

Operating Salaries

Operating salaries and benefits for the six months ended June 30, 2015, totaled $16.7 million, an increase of $12.8 million or 328.2%, from $3.9 million the prior corresponding period. The Marketing segment accounted for $4.4 million of the increase while the Medical Services segment increased by $8.4 million, or 215.4% . Staffing costs at newly acquired facilities accounted for $7.6 million of the Medical Services segment’s increase. The remaining $0.8 million increase is attributable to additional staffing at same center facilities driven by increased case volumes. Operating salaries and benefits as a percent of revenues were 19.4% compared to 14.4% in the prior corresponding period. The increase was a result of the higher staffing needs at newly acquired hospitals.

Medical supplies

Drugs and medical supplies expense for the six months ended June 30, 2015, totaled $12.9 million, an increase of $8.9 million or 222.5% from the prior corresponding period. Medical supplies costs at newly acquired facilities accounted for $7.3 million of the increase with the remaining $1.6 million attributable to same center growth. Drugs and medical supplies as a percent of revenues increased to 15.1% from 14.6% from the prior corresponding period due to lower operating margins at a newly acquired hospital.

Operating General and Administrative

Our operating general and administrative expense for six months ended June 30, 2015, totaled $33.8 million, an increase of $21.9 million, or 184.0%, from the prior corresponding period. The Marketing Segment contributed to $1.7 million of the increase. The remainder of the $20.2 million increase is due to an increase in marketing expenses, physician contracting, general infrastructure development, such as rent telecommunication, travel, and consulting, and an increase in operations associated with the newly acquired medical services facilities. Newly acquired facilities contributed to $7.1 million of the increase. Marketing expenses allocated to the Medical Services segment increased by $9.8 million to $11.7 million for the six months ended June 30, 2015, from $1.9 million for the corresponding period in 2014. The increase in marketing expenses is related to our purchase of Athas in December 2014, and the associate creation of our Marketing business segment, and strategic growth initiatives of growing our bariatric, spine, podiatry and gynecological brands. For the development of the marketing programs, the Company enters into independent contractor agreements with physicians to provide services to the Company including administrative, management and marketing services. This expense increased by $1.4 million to $3.1 million for the six months ended June 30, 2015 from $1.7 million for the corresponding period in 2014. Expenses related to general infrastructure development increased by $1.7 million to $3.1 million in 2015 from $1.3 million in 2014.

In addition, our operating general and administrative expenses contained revenue cycle management expenses. From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. The advancement payment varies by specialty and on average represents between 20% and 50% of the amounts transferred. We do not have any other relationship with third parties of this nature other than the vendor relationship described herein. For six months ended June 30, 2015 and 2014 we received advancement payments of $1.1 million and $0.3 million, respectively. During each respective periods, we transferred $3.8 million and $3.8 million, respectively, of receivables, net of advancement payment.

Depreciation

Depreciation for the six months ended June 30, 2015, totaled $1.6 million, an increase of $1.0 million or 166.7% from the prior corresponding period. This increase is primarily due to an increase in property and equipment from newly acquired facilities.

Corporate General and Administrative

In total, corporate costs for the six months ended June 30, 2015, totaled $14.7 million, representing an increase of $11.7 million or 390.0% from the prior corresponding period. The increase was primarily attributable to additional corporate staff and legal expenses related to mergers and acquisitions, and non-cash compensation. Corporate salaries and benefits increased by $1.0 million to $2.0 million for the six months ended June 30, 2015 from $1.0 million for the corresponding period in 2014. Legal expenses increased by $0.6 million to $1.2 million for the six months ended June 30, 2015 from $0.6 million for the corresponding period in 2014. Non-cash compensation increased by $8.9 million to $9.0 million for the six months ended June 30, 2015 from $0.2 million for the corresponding period in 2014. The increase in non-cash compensation is attributable to an accelerated vesting of senior executive share-based compensation related to a change of Company positions and additional stock based compensation granted to the company’s Chief Executive Officer. We present corporate costs as a separate section from the operating expenses of the revenue generating facilities to illustrate our operational efficiency.

Net income attributable to non-controlling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

Liquidity, Capital Resources and Financial Condition

We are dependent upon cash generated from operating activities of the Nobilis Facilities, which are the major source of financing for our operations, growth initiatives, acquisitions and for meeting our contractual obligations. Our primary sources of liquidity are cash generated from operating activities of the Nobilis Facilities, available cash and cash equivalents, and available borrowings under our term loan with General Electric Capital Corporation (the “Term Loan”) described in Note 9 – Lines of Credit. We expect to be able to fund our operating activities for the remainder of 2015 with cash flows generated from our operations, available cash and cash equivalents, financing activities and access to the Term Loan.

Cash and cash equivalents at June 30, 2015 and December 31, 2014 were $31.7 million and $7.6 million, respectively. For the six months ended June, 2015, we experienced operating cash flows of approximately $5.2 million, primarily attributable to increased case volumes.

As of June 30, 2015, the Company had consolidated net working capital of $56.7 million compared to $23.8 million as of December 31, 2014. The increase is primarily due to increased cash related to a private placement (as described below), and increased accounts receivables related to increased case volumes. Total accounts receivable were $51.1 million with accounts payables and accrued liabilities totaling $29.0 million.

We have a $25 million debt financing facility with GE Capital, Healthcare Financial Services (“GE”). Pursuant to the Credit Agreement and ancillary agreements (collectively, the “Loan Agreement”), the term loan bears interest at a rate of 4% plus LIBOR per annum and amortizes over 20 years with required quarterly payments of principal and interest until the loan matures in March 2020. The revolving loan also bears interest at a rate of 4% plus LIBOR per annum and amounts borrowed under the revolver may be repaid and re-borrowed periodically with a maturity of March 2020. The credit facility is collateralized by the accounts receivable and physical equipment of all 100% owned subsidiaries as well as the Company’s ownership interest in all less-than-wholly owned subsidiaries.

In May 2015, the Company issued, through a private placement agreement, 7,847,668 Units, at a price of Cdn$9.00 per Unit. Each Unit is comprised of one treasury unit (a “Treasury Unit”) and one-half of one common share from Donald L. Kramer, Healthcare Ventures, Ltd (a company wholly owned by Dr. Kramer), Harry Fleming or from treasury. Each Treasury Unit is comprised of one-half of one common share of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of Cdn$11.50. Through the private placement, the Company raised proceeds of $28.4 million, net of offering costs and commissions of $1.9 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At June 30, 2015, the following components of our Loan Agreement bears interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $20 million, 5-year term loan; and (ii) a $5 million, 5-year revolving credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2015. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings we previously described in our 2014 Annual Report during the three months ended June 30, 2015.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2015, Bryan Hasse (the “Seller”) and Northstar Subco, LLC (the “Purchaser”), a wholly owned indirect subsidiary of the Company, entered into a Membership Interest Purchase Agreement, as amended on May 28, 2015, pursuant to which Purchaser purchased 100% of the units of Peak Surgeon Innovations, LLC and Seller received 89,749 shares of our common shares, valued at C$8.83 per share. In connection with this issuance to Seller, we relied on the exemption from registration under Section 4(a)(2) of the Securities Act based on our belief that the transaction did not involve any public offering.

The proceeds will be used for general working capital.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
10.1	Confidential Agreement effective as of June 30, 2015, by and among Nobilis Health Corp,, Northstar Healthcare Subco, LLC, and certain other parties named therein (certain portions of the Confidential Agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request has been granted).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBILIS HEALTH CORP.

Date: August 13, 2015

By:	/s/ Kenneth Klein
Kenneth Klein

Chief Financial Officer
(Principal Financial and Duly Authorized
Officer)