Form 10-Q/A
period 2015-06-30
Nobilis Health Corp.
filed 2015-09-28
CIK 1409916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

COMMISSION FILE NUMBER: 000-55274

NOBILIS HEALTH CORP.

(Exact name of registrant as specified in its charter)

British Columbia	98-1188172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11700 Katy Freeway, Suite 300, Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

(713)355-8614

(Registrant’s telephone number, including area code)

4120 Southwest Freeway, Suite 150, Houston, Texas 77027

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

(Note: As a voluntary filer not subject to the filing requirements of Sections 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 70,893,636 common shares as of August 13, 2015.

EXPLANATORY NOTE

Nobilis Health Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarterly period ended June 30, 2015 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2015, in response to comments from the SEC regarding a confidential treatment request made by the Company with respect to Exhibit 10.1 to the Original Form 10-Q. The Company is refiling the agreement contained in Exhibit 10.1 and re-instating certain information previously redacted from such Exhibit.

Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment does not reflect events occurring after the date of the Original Form 10-Q, nor does it modify or update any of the other information contained in the Original Form 10-Q in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBILIS HEALTH CORP.

Date: September 25, 2015

	By:	/s/ Kenneth Klein
Kenneth Klein
Chief Financial Officer (Principal Financial and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Confidential Agreement effective as of June 30, 2015, by and among Nobilis Health Corp., Northstar Healthcare Subco, LLC, and certain other parties named therein.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Filed.