Form 10-K/A
period 2014-12-31
Nobilis Health Corp.
filed 2016-01-13
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 001-37349

NOBILIS HEALTH CORP.
(Exact name of registrant as specified in its charter)

British Columbia	98-1188172
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

11700 Katy Freeway, Suite 300, Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 355-8614

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common shares, no par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]        No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [   ]        No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]        No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

As described in the Registrant’s Current Report on Form 8-K filed on January 5, 2016, the Registrant is filing this Amendment No. 1 on Form 10-K/A (this “10-K/A” or “Amended Filing”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission on April 2, 2015 (“Original Filing”) to: (i) correct management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures included under Part II — Item 9A as a result of the identification of a material weakness that existed as of December 31, 2014; and (ii) restate the financial statements as a result of the identification of errors related to: (1) accounting for warrants and options issued in the Company’s private placements in 2013 and 2014 and options granted to non-employees; (2) business combination accounting with respect to the Athas and First Nobilis transactions that occurred in December and September 2014, respectively, (3) reclassification of contingently redeemable noncontrolling interests to temporary equity, (4) share-based compensation matters and (5) calculations of fully diluted shares outstanding for application of the treasury stock method. As a result of the decision to file this amended filing, the Registrant is taking this opportunity to also correct other immaterial errors that were previously uncorrected. In addition, conforming changes occur throughout the Amended Filing because of changes to the financial statements. Accordingly, the Registrant hereby amends and replaces in its entirety Part II —9A (Controls and Procedures) of the Original Filing and has made some amendments to Part I — 1A (Risk Factors), Part II – Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities), Part II — Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part II - Item 8 (Financial Statements and Supplementary Data) and Part IV - Item 15 (Exhibits and Financial Statement Schedules) of the Original Filing. For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect these revisions.

The adjustments made as a result of the restatements to the historical financial statements are more fully discussed in Note 1, Company Description – Restatement to the consolidated financial statements included in Part II — Item 8 (Financial Statements and Supplementary Data).

Management has determined that there was a deficiency in the Company’s internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at December 31, 2014. For a description of the additional material weakness in the Company’s internal control over financial reporting identified by management as a result of the identification of the accounting errors and management’s plan to remediate this material weakness, see Part II — Item 9A (Controls and Procedures). As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing a consent of Calvetti Ferguson P.C. Accordingly, the Registrant hereby amends Part IV - Item 15 in the Original Filing to reflect the filing of the new certifications and consent.

Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events and any forward-looking statements represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. Accordingly, this Amended Filing should be read in conjunction with the Registrant’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

Pre-2010 Developments

At the time of completion of our company's initial public offering in 2007, we acquired a 70% controlling partnership interest in the The Palladium for Surgery - Houston, Ltd. (the "Palladium Partnership" or "PFSH") and a 60% partnership interest in the Medical Ambulatory Surgical Suites, L.P. (the "Kirby Partnership"). PFSH and the Kirby Partnership operated two ASCs, located in Houston, Texas.

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

2011 Developments

In January 2011, our company acquired Palladium for Surgery - Dallas ("PFSD") for $2.2 million. In conjunction with the acquisition the Company formed Microsurgery Institute, LLC ("MSID") to operate the ASC controlled by PFSD. PFSD became a 25% owner of MSID and subleased the ASC facility to MSID. MSID was syndicated with physician investors who owned the remaining 75%.

In January 2011, we also purchased 18% of the 27.5% noncontrolling interest in the PFSH Partnership from Dr. Donald Kramer for $0.3 million, thereby increasing our interest in the PFSH Partnership to 90.5%. In August, 2011, we purchased additional noncontrolling interests from two limited partners and as a result of these transactions, our interest in MSIH increased to 22.9% from 18.1%. In February 2011, we formed Gulf Coast Toxicology, LLC ("GCT") in partnership with Pioneer Laboratories, LLC. We have a 20% ownership interest in GCT, a Dallas-based drug screening laboratory. The laboratory screens and quantifies narcotics and other drugs in urine samples. GCT has partnered with a number of physicians in Houston who will supply the urine samples to be tested in the GCT’s laboratory. GCT commenced operations in early May 2011.

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

In February 2012, the Company acquired additional ownership interests from all of the physician limited partners at Houston Microsurgery Institute, LLC (“MSIH”), effectively increasing the Company’s ownership interest to 90.6%.

In March 2012, the Company sold 18.4% of its ownership interest in the Kirby Partnership to existing physician limited partners, effectively decreasing the Company’s ownership interest to 47.1%.

In April 2012, the Company returned partner capital contributions to all physician limited partners of South Texas Procedure Suites, LLC (“STPS”). The transaction effectively increased the Company’s ownership interest in STPS to 100.0%. STPS ceased operations and the Company abandoned the procedure suites model.

In August 2012, the Company purchased ownership interests from all of the physician limited partners at MSID, increasing the Company’s ownership interest to 100.0%. The Company then facilitated the closing of a private placement offering for equity at MSID to a physician group. The net result of these transactions is that Nobilis has increased its equity ownership in MSID from 25.0% to 50.0%. In conjunction with this transaction, Northstar ASC Management, LLC (“NASC”) was created to provide management services to the re-syndicated partnership. The Company’s ownership interest in NASC is 50.0%.

In November 2012, the Company sold 6.9% of its ownership interest in the Kirby Partnership to one existing physician limited partner and one new physician limited partner, effectively decreasing the Company’s ownership interest to 40.1%.

In December 2012, the Company facilitated the closing of a private placement offering for equity at MSID to three new physician limited partners, effectively decreasing the Company’s ownership interest to 36.5%.

2013 Developments

In March 2013, the Company redeemed the remaining equity interests held by physician limited partners at MSIH, effectively increasing the Company’s ownership interests to 97.7%. In August 2013, the Company formed a limited liability company, Northstar Healthcare Surgery Center - Houston, LLC (“NHSC-H”), which is owned 100% by Northstar Healthcare Acquisitions, LLC. In October 2013, MSIH ceased operating as an ASC and NHSC-H took over all existing operations of MSIH.

In July of 2013, the Company formed a limited liability company, NHC ASC - Dallas, LLC (“NHC ASC - Dallas”) which is owned 100% by NHA. In August 2013, the Company purchased ownership interest from all of the physician limited partners at MSID, increasing the Company’s ownership interest to 100%. In October 2013, the Company syndicated a partnership with certain physician partners for NHC ASC - Dallas. The Company assigned 100% of its equity interest in MSID to NHC ASC - Dallas, of which the Company owns 35% as a result of syndication.

In November 2013, the Company sold 15.1% of its ownership interest in the Kirby Partnership to existing physician limited partners, effectively decreasing the Company’s ownership interest to 25%.

In December 2013, NHA formed a wholly owned limited liability company, Northstar Healthcare Surgery Center - Scottsdale, LLC (“NHSC-S”), to operate as and ASC utilizing assets purchased from a former Brown Hand Center outpatient surgery center. These Assets (the “Scottsdale Assets”) were acquired through a business combination in December of 2013. Operations commenced subsequent to December 31, 2013.

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

Facility Operations

.	Northstar Healthcare Surgical Center – Houston, LLC

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

.	PFSD/MSID/NHC ASC-Dallas, LLC

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

.	Medical Ambulatory Suites, LP

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

.	Northstar Healthcare Surgical Center – Scottsdale, LLC

NHSC-S is located at 9377 E Bell Rd, Suite 201, Scottsdale, Arizona 85260. The facility was acquired in December, 2013. Operations at the facility began in early 2014. As of January 1, 2015, Northstar Acquisitions directly held a 100% interest in NHSC-S.

.	First Nobilis Surgical Center, LLC

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

.	First Nobilis Hospital, LLC

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

.
.	Spring Northwest Management, LLC ("SNWM") Spring Creek Urgent Care, LLC ("SCUC") and Spring Creek Imaging LLC ("SCI")

The Company independently owns 31.78% of SNWM of derived through both a direct and indirect investment. The Company also indirectly owns 31.78% interest in both of SNWM’s wholly owned subsidiaries, Spring Creek Urgent Care, LLC (" SCUC ") and Spring Creek Imaging LLC ("SCI"), which operate urgent care facilities.

.	Willowbrook Imaging, LLC ("WIM")

WIM operates a diagnostic imaging facility located at 13652 Breton Ridge Street, Suite B, Houston, Texas 77070. The Company directly and indirectly owns a 22.22% interest in WIMt.
.
.	Elite Orthopedic Spine & Surgery Center LLC

Elite Orthopedic Spine & Surgery Center LLC is located at 1605 Airport Freeway Bedford, Texas 76021. The Company indirectly owns thirty-five (35) membership interest units, which represents 35% of Elite Orthopedic Spine & Surgery Center LLC’s anticipated outstanding membership interest units (this private offering remains open).

.	Elite Sinus Spine and Ortho LLC

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

As disclosed in Part II--Item 9A of this 10-K/A, we identified material weaknesses in our internal control over financial reporting. This follows the identification in previous periods of significant deficiencies in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information see Part II -- Item 9. of this 10-K/A. In addition, if we identify additional deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Although we believe that we are taking appropriate action to remediate the control deficiency, if we are unable to effectively remediate this material weakness or are otherwise unable to maintain adequate internal control over financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis, which could materially adversely affect our business and the market price of our common shares through loss of public and investor confidence, as well as subject us to legal and regulatory action.

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

We face significant competition from other healthcare providers

We compete with other facilities and hospitals for patients, physicians, nurses and technical staff. Some of our competitors have longstanding and well-established relationships with physicians and third-party payors in the community. Some of our competitors are also significantly larger than us, may have access to greater marketing, financial and other resources and may be better known in the general community. The competition among facilities and hospitals for physicians and patients has intensified in recent years. Some hospitals have imposed restrictions on the credentials of their medical staff (called conflict of interest credentialing) where these physicians hold an ownership in a competing facility. The Nobilis Facilities face competition from other facilities and from hospitals that perform similar outpatient services, both inside and outside of the Nobilis Facilities’ primary service areas. Further, some traditional hospitals have recently begun forming joint ventures with physicians whereby the hospital manages and the hospital and physicians jointly own the facility. Patients may travel to other facilities for a variety of reasons. These reasons include physician referrals or the need for services the Nobilis Facilities do not offer. Patients and their physicians who seek services from these other facilities may subsequently shift their preferences to those facilities and away from the Nobilis Facilities.

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

In addition, in order to perform medical and surgical procedures in Texas, physicians must be licensed by the Texas Medical Board. Professional nurses and technical staff must also be licensed under state law. There can be no assurance that any particular physician, nurse or technical staff member who has medical staff privileges at the Nobilis ASCs will not have his or her license suspended or revoked by the Texas Medical Board or be sanctioned by the Department of Health and Human Services ("DHHS"), Office of Inspector General ("OIG"), for violations of federal Medicare laws. If a license is suspended or revoked, or if such physician, nurse or technical staff member is sanctioned by the OIG and excluded from the Medicare program, such physician, nurse or technical staff member may not be able to perform surgical procedures at the Nobilis ASCs, which may have an adverse effect on our operations and business.

   Anti-Kickback Statute

The United States Medicare/Medicaid Fraud and Abuse Anti-kickback Statute (the "Anti-Kickback Statute") prohibits "knowingly or willfully" paying money or providing remuneration of any sort in exchange for federally-funded referrals. Because the Physician Limited Partners are in a position to generate referrals to the Nobilis Facilities, distributions of profits to these Limited Partners could come under scrutiny under the Anti-Kickback Statute. While the DHHS has issued regulations containing "safe harbors" to the Anti-Kickback Statute, including those specifically applicable to ASCs, our operations and arrangements do not comply with all of the requirements. As we do not have the benefit of the safe harbors, we are not immune from government review or prosecution. However, we believe that the business operations of the Nobilis Facilities are structured to substantially comply with applicable anti-kickback laws. To the extent safe harbor protection is not available, the agreements governing the structure and operations of the Nobilis Facilities include provisions to mitigate against alleged kickbacks or other inducements.

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

   HIPAA

The Nobilis Facilities are subject to the Health Insurance Portability and Accountability Act ("HIPAA"), which mandates industry standards for the exchange of protected health information, including electronic health information. While we believe that we have implemented privacy and security systems to bring us into material compliance with HIPAA, we cannot ensure that the business associates to whom we provide information will comply with HIPAA standards. In addition, because Congress continues to amend HIPAA to keep pace with evolving recordkeeping technologies, we cannot guarantee compliance with future amendments. If we, for whatever reasons, fail to comply with the standards, or any state statute that governs an individual’s right to privacy that are not preempted by HIPAA, we could be subject to criminal penalties and civil sanctions, which could have an adverse effect on our business, financial condition and results of operations.

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

The Nobilis Facilities may, in the ordinary course of their business, be subject to litigation claims. In particular, the Nobilis Facilities can be subject to claims, among others, relating to actions of medical personnel performing services at the Nobilis Facilities. Historically, the Nobilis Facilities have been able to obtain what we believe is adequate insurance to cover these risks. However, the cost of this insurance may increase and there can be no assurance that we will be able to obtain adequate insurance against medical liability claims in the future on economically reasonable terms, or at all. In addition, claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage. If the insurance that we have in place from time to time is not sufficient to cover claims that are made, the resulting shortfall could have a material adverse effect on our business and operations.

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

We do not have control of the day-to-day medical affairs and certain other affairs of the Nobilis Facilities

At December 31, 2013, Northstar Subco held a 91.9% indirect ownership interest in the PFSH Partnership, a 25.0% indirect ownership interest in the Kirby Partnership, a 97.7% indirect ownership interest in MSIH, a 35% indirect ownership in MSID, a 35% indirect ownership in NHC ASC - Dallas, and a 40% indirect ownership interest in HPS. Although we indirectly manage the day to-day-business affairs of each Nobilis Facility under a management agreement, we only have the right to attend and observe at meetings of each Nobilis Facilities’ Medical Board. As such, we do not have the ability to direct day-to-day medical affairs of the Nobilis Facilities, but rather only its business and commercial affairs, all as set forth in the Partnership Agreements. In addition, certain actions by the Entities are subject to a veto by a written vote of a majority in interest of the Physician Limited Partners, including the approval of the annual budget and annual plan (subject to the right of Northstar Healthcare General Partner, LLC to continue to operate the Nobilis Facilities in a manner that preserves its business and goodwill, business relationships and physical plant).

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

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

.	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
.

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

.	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency"; and
.

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

Nobilis granted a total of 3,118,218 incentive stock options during the twelve months ended December 31, 2014, with exercise prices ranging from C$0.30 - C$1.87.

Nobilis granted a total of 4,075,000 RSUs during the twelve months ended December 31, 2014.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2014:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (C$)	Number of securities remaining available for future issuance under equity compensation plans (1) (2)
Equity compensation plans approved by security holders (aggregated)	6,795,000	1.31	5,083,645
Equity compensation plans not approved by security holders (aggregated)	1,048,218	1.87	–
Total	7,843,218	1.38	5,083,645
Notes:
(1)	Includes securities issued under our Restricted Share Unit Plan and Stock Option Plan up to December 31, 2014.
(2)	Excludes securities reflected in column entitled “Number of securities to be issued upon exercise of outstanding options, warrants and rights”.

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

In December 2013, the Nobilis completed a capital raise through the private placement of Units. The Nobilis issued 5,862,500 Units, at a price of C$0.80 per Unit. Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of C$1.10. As part of the private placement, the Company also granted 410,375 options to the underwriter at a price of Cdn$0.95. Through the private placement, the Company raised $4.1 million, net of offering costs of $0.3 million. The Company utilized some of the proceeds to acquire the Scottsdale Assets. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended.

On September 26, 2014, the Company closed a brokered private placement, with PI Financial Corp. as the Company’s Agent, of up to 6,153,846 Units at a price of C$1.30 per unit, for gross proceeds of $8,000,000, with the potential to raise a total of up to $10,000,000 (the “Private Placement”). . Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of C$1.80 for 24 months from the closing date. The warrants are subject to an early acceleration provision in the event that, at any time following four months from the Closing date, the ten day volume weighted average price of the common shares equals or exceeds C$2.20. As part of the private placement, the Company also granted 389,788 options to the underwriter at a price of Cdn$1.37. The proceeds of the Private Placement were used for general working capital purposes in connection with an agreement with First Surgical Partners Holdings, Inc. (“First Surgical”).

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

Restatement

On December 29, 2015, our Audit Committee of the Board of Directors, after consultation with management and the Company's predecessor auditors concluded that the Company's financial statements as of and for the years ended December 31, 2013 and 2014, should be restated because the financial statements did not properly account for the following items:

•

Accounting for warrants and options issued in private placements and options issued to non-employees as liabilities – The Company determined that FASB ASC 815-40-15-7I (“ASC 815-40”), Contracts in entities own equity, should have been applied to the accounting for warrants and options issued in private placements and for options issued to non-employees. This accounting would have resulted in the Company classifying warrants and options issued in connection with 2013 and 2014 private placements by the Company as liabilities rather than as stockholders’ equity. Similarly, this same accounting is applicable to stock options issued to non-employees once the performance conditions of such awards are completed. The Company first issued options to non-employees during the second quarter of 2014. Once recorded as liabilities, the warrants and options must be revalued each quarter with changes in their valuation reflected in earnings.

The impact of the proper application of ASC 815-40 is a reclassification from equity to liabilities of $2.4 million during 2013 for warrants and options requiring liability classification and recognition of $442 thousand of income during 2013 for the decrease in the value of such liabilities through year-end. The impact for 2014 of the proper application of ASC 815-40 is recognition of $3.7 million of expense for increases in the value of such liabilities through December 31, 2014 (including the effect of additional issuances and exercises of such instruments). At December 31, 2014, the warrant and stock option liabilities recognized for the proper application of ASC 815-40 in the Company’s balance sheet totaled $6.7 million.

•

Recognition of the full fair value of noncontrolling interests in the acquisition of First Nobilis as required by U.S. GAAP instead of at a pro-rata value permitted under IFRS – We initially adopted accounting principles generally accepted in the United States of America (“U.S. GAAP”) effective January 1, 2013 in connection with our filings made with the U.S. Securities & Exchange Commission for registration of our stock in early 2015. Previously we prepared our financial statements under International Financial Reporting Standards (“IFRS”). The Company determined that FASB ASC 805, Business Combinations (“ASC 805”) was not properly applied in the initial adoption of U.S. GAAP by the Company and its application to the First Nobilis acquisition completed in September 2014. Under U.S. GAAP, noncontrolling interests should be measured at fair value on the acquisition date [ASC 805-20-30-1] whereas under IFRS these may be measured at their proportionate share of the recognized amount of the acquiree’s identifiable net assets [IFRS 3.19].

The impact of the proper application of ASC 805 as of the date of acquisition (September 2014) is a reduction in noncontrolling interests of $2.0 million; a decrease in acquired intangible assets of $1.4 million and a decrease in recognized goodwill of $0.6 million. Amortization expense recognized since the acquisition date will decrease by $15 thousand quarterly because of this change.

•

Adjustments to the acquisition accounting for the Athas transaction – The Company determined that it did not properly apply ASC 805 in its initial accounting for the Athas acquisition completed in December 2014. The Company incorrectly used an earlier version of the report of the independent valuation firm that was later modified and, secondly, incorrectly gave recognition of Athas’ deferred rent as a liability in the acquisition accounting.

Also, we corrected the Company’s accounting policies related to accounts receivable factoring activities which commenced with the Athas acquisition. Under ASC 310-10-25-3, factoring revenue is recognized over the period from purchase of the account receivable until its collection. Correction for these accounting policies affects the initial acquisition accounting for the Athas transaction because it included accounts receivable for transactions recognized before the factoring purchase date.

The impact of the proper application of ASC 805 as of the date of acquisition is an increase in acquired intangible assets of $1.4 million, a reduction of liabilities of $260 thousand and a decrease in recognized goodwill of $1.7 million. Amortization expense recognized since the acquisition date will increase by $15 thousand quarterly because of this change.

The impact of the proper application of ASC 310-10-25-3 as of the date of acquisition was a decrease in acquired accounts receivable of $1.7 million, a reduction in accrued liabilities of $0.3 million and a corresponding net increase in goodwill of $1.4 million. This correction of the Company’s accounting policies will impact the timing of revenue recognition in the future. However, this change had no discernable impact on 2014 revenues given the proximity of the acquisition date for Athas to the Company’s fiscal year end.

•

Reclassification of Contingently Redeemable Noncontrolling Interests to Temporary Equity – The Company determined that it did not properly apply SEC Accounting Series Release No. 268, Presentation of Financial Statements of Redeemable Preferred Stock (“ASR 268”) in classifying contingently redeemable noncontrolling interests associated with NHC ASC- Dallas, LLC, Northstar Healthcare Dallas Management, LLC and First Nobilis. Agreements with the third party equity owners in these entities give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events. The contingently redeemable noncontrolling interests associated with these entities should be classified in the Company’s balance sheet as “temporary” or mezzanine equity in accordance with ASR 268.

The impact of the proper application of ASR 268 is a reclassification of $12.9 million of contingently redeemable noncontrolling interests from “permanent” equity to “temporary” or mezzanine equity at December 31, 2014 and $1.3 million at December 31, 2013.

•

Other Adjustments – We have also identified and made correction for certain other accounting matters affecting our previous financial statements. These include (i) corrections for stock-based compensation expense for expected term, forfeitures and related assumptions in determining the grant date valuations of option awards, (ii) corrections to the accounting for options issued to non-employees to measure such awards as of the date that performance was completed, and (iii) corrections to the calculations of fully diluted shares outstanding for application of the treasury stock method. The combined impact of these other corrections was an increase in compensation expense of $74 thousand for the year 2013 and an increase of $367 thousand for the year 2014.

We initially became aware of the above matters as part of the preparation of our financial statements during the third quarter of 2015 and review by the Company’s newly engaged independent registered public accounting firm. The adjustments do not impact the Company's previously reported cash, cash equivalents or cash flows from operating, financing or investing activities.

Refer to Note 1 to the Company’s financial statements included in Item 8 for detailed information and the effects of the restatement. Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of these adjustments.

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

.

the facility fee for the use of infrastructure, surgical equipment, nursing staff, non-surgical professional services, supplies and other support services, which is earned by the Nobilis Facilities or by physician entities using the Nobilis Facilities under a use agreement and billed by the Nobilis Facilities on the physician entities’ behalf;

.	the professional fee, which is separately earned, billed and collected by the physician performing the procedure, separate and apart from the fees charged by the Nobilis Facilities; and
.	the anesthesiology fee, which is separately earned, billed and collected by the anesthesia provider, separate and apart from the fees charged by the Nobilis Facilities and the physicians.

Overall facility revenue depends on procedure volume, case mix and payment rates of the respective payors.

The following table sets out the net patient service revenues, the number of procedures performed and the net patient service revenue per procedure at each of the Nobilis Facilities for last two fiscal years ended December 31, 2014, and 2013:

	Net Patient Service Revenue				Net Patient Service Revenue
	($)(in thousands)		Number of Cases (1)		($) per Case (2)
Nobilis Facility	2014	2013	2014	2013	2014	2013

NHSC-H	$22,052	$6,676	1,402	825	$15,729	$8,092
KIRBY	12,933	11,503	3,760	3,491	3,440	3,295
MSID	31,320	12,635	1,831	1,170	17,105	10,799
NHSC-S	1,773	-	214	-	8,285	-
FNH	10,763	-	659	-	16,332	-
FNSC	1,444	-	450	-	3,209	-
Total	80,285	30,814	8,316	5,486	9,654	5,617

Year over Year Growth	161%		52%		72%
Notes
(1)	This table refers to all cases performed, regardless of their contribution to net patient service revenue.
(2)	Calculated by dividing net patient service revenues by the number of cases.

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

MARKETING & FACTORING SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

		2014%	2014	2014%	2013	2013%	2013	2013%
Specialty	2014 Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	178	42.0%	178	42.0%	-	0.0%	-	0.0%
Musculoskeletal Interventions	206	48.6%	206	48.6%	-	0.0%	-	0.0%
Interventional Headache	40	9.4%	40	9.4%	-	0.0%	-	0.0%
Procedure
Orthopedics	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Podiatry	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Gastro-intestinal	-	0.0%	-	0.0%	-	0.0%	-	0.0%
General Surgery	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Plastic & Reconstructive	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Bariatrics	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Gynecology	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	-	0.0%	-	0.0%	-	0.0%	-	0.0%
TOTAL	424	100.0%	424	100.0%	-	0.0%	-	0.0%

CONSOLIDATED SEGMENTS
CASEAND PROCEDUREMIX OF THE NOBILIS FACILITIES
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

		2014%	2014	2014%	2013	2013%	2013	2013%
Specialty	2014 Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	3,593	41.1%	13,424	50.9%	2,877	52.4%	11,928	60.5%
Musculoskeletal Interventions	224	2.6%	224	0.8%	-	0.0%	-	0.0%
Interventional Headache Procedure	40	0.5%	40	0.2%	-	0.0%	-	0.0%
Orthopedics	985	11.3%	2,808	10.7%	724	13.2%	2,417	12.3%
Podiatry	361	4.1%	1,800	6.8%	286	5.2%	1,566	7.9%
Gastro-intestinal	213	2.4%	295	1.1%	269	4.9%	400	2.0%
General Surgery	550	6.3%	1,205	4.6%	415	7.6%	1,095	5.6%
Plastic & Reconstructive	421	4.8%	752	2.9%	-	0.0%	-	0.0%
Bariatrics	1,591	18.2%	3,632	13.8%	372	6.8%	594	3.0%
Gynecology	134	1.5%	163	0.6%	77	1.4%	98	0.5%
Ear, Nose, Throat (E.N.T.)	628	7.2%	2,019	7.6%	466	8.5%	1,620	8.2%
TOTAL	8,740	100.0%	26,362	100.0%	5,486	100.0%	19,718	100.0%
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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014 Patient and Net	2013 Patient and Net
Payors	Professional Fee	Professional Fee
	Revenue by Payor Mix	Revenue by Payor Mix

Private insurance and other private pay	97.0%	92.4%
Workers compensation	2.3%	4.5%
Medicare	0.7%	3.1%
Total	100.0%	100.0%

MARKETING & FACTORING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014 Patient and Net	2013 Patient and Net
Payors	Professional Fee	Professional Fee
	Revenue by Payor Mix	Revenue by Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

RESULTS OF OPERATIONS AS A PERCENTAGE OF PATIENT AND NET PROFESSIONAL FEES
FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

	Year ended
	December 31,
	2014	2013

Revenues:	100%	100%
Cost of revenues	0.2%	0.0%
Gross Profit	99.8%	100%
Operating expenses:
Salaries and benefits	14.2%	17.1%
Drugs and supplies	13.2%	14.2%
General and administrative	37.8%	34.2%
Amortization	1.8%	2.1%
Total operating expenses	67.0%	67.6%
Corporate costs:
Salaries and benefits	2.8%	7.3%
General and administrative	5.3%	7.4%
Legal expenses	0.1%	2.6%
Amortization	0.1%	0.3%
Total corporate costs	8.3%	17.6%
Income from operations	24.5%	14.8%
Other expense (income):
Gain on bargain purchase	0.0%	-7.7%
Change in fair value of warrant and stock option liabilities	4.4%	-1.4%
Interest expense	0.3%	0.3%
Other expense (income), net	-0.2%	0.4%
Total other expense (income)	4.5%	-8.4%
Net income before income taxes and noncontrolling interests	20.0%	23.2%
Income tax	0.6%	0.6%
Net income	19.4%	22.6%
Net income attributable to noncontrolling interests	15.6%	17.6%
Net income attributable to Nobilis Health Corp.	3.8%	5.0%

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

Corporate General and Administrative

Corporate costs for the twelve months ended December 31, 2014, totaled $7.0 million (restated), an increase of $1.5 million or 27.3% from the prior corresponding period. The restatement adjustment for corrections of stock-based compensation expense increased corporate costs by $74 thousand for the year 2013 and $367 thousand for the year 2014. The increase in corporate costs was primarily attributable to additional corporate staff and legal expenses related to marketing and acquisitions. The Company presents corporate costs as a separate section from the operating expenses of the revenue generating operational facilities to illustrate the Company’s operation efficiency.

Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by outside parties.

Other expense (income)

Other expense (income) was $3.8 million of expense for the year 2014 as compared with $2.6 million of income for the year 2013. During 2013, the Company recognized a bargain purchase gain of $2.4 million associated with its acquisition of a former outpatient surgery center near Phoenix, Arizona.

The restatement adjustment affecting income for proper application of ASC 815-40 is reported within other expense (income). Under ASC 815-40, the Company must classify as derivative liabilities, warrants and options issued in private placements and certain options issued to non-employees once the award’s performance conditions are satisfied. Once recorded as liabilities, the warrants and options must be revalued each quarter with changes in their valuation reflected in earnings. The Company recognized $442 thousand of income during 2013 for the decrease in the value of such liabilities through year-end. The impact for 2014 of the proper application of ASC 815-40 was the recognition of $3.7 million of expense for increases in the value of such liabilities through December 31, 2014 (including the effect of additional issuances and exercises of such instruments).

These are non-cash adjustments determined utilizing Black Scholes pricing models. Assumptions used in these models are disclosed in Note 24 to the financial statements included in Item 8. The most significant input in these models is the Company’s current stock price at the valuation date. The outstanding warrants and options generally have significant intrinsic value arising since their issuance. As such, further increases in our stock price will cause additional expense recognition. Alternatively, decreases in our stock price will cause additional income recognition.

Liquidity, Capital Resources and Financial Condition

Liquidity refers to an entity’s ability to meet its financial obligations and commitments as they become due. The Company is dependent upon cash generated from operating activities of the Nobilis entities, which are the major source of financing for its operations and for meeting its contractual obligations.

Cash and cash equivalents at December 31, 2014 and December 31, 2013 were $7.6 million and $5.6 million, respectively. For the year ended December 31, 2014, we experienced an increase in operating cash flows, net of noncontrolling interests, of approximately $0.5 million, primarily attributable to increased case volumes at same store operations and the newly acquired hospital and ASC.

As of December 31, 2014, the Company had consolidated net working capital of $22.4 million compared to $8.4 million in the corresponding period of 2013. The increase is primarily due to an increase in accounts receivable of $32.2 million and assets related to the acquisition of Athas. Net cash provided by operating activities for 2014 was $4.0 million compared to $3.5 million in 2013. The cash impact from the aforementioned operating results will largely be seen during the first quarter of 2015.

In December 2013, the Company issued, through a private placement agreement, 5,862,500 Units, at a price of Cdn$0.80 per Unit. Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of Cdn$1.10. As part of the private placement, the Company also granted 410,375 options to the underwriter at a price of Cdn$0.95. Through the private placement, the Company raised USD $4.3 million, as of December 31, 2013, net of offering costs of USD $0.4 million.

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

In September 2014, the Company issued, through a private placement agreement, 5,568,400 Units, at a price of Cdn$1.30 per Unit. Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of Cdn$1.80. As part of the private placement, the Company also granted 389,788 options to the underwriter at a price of Cdn$1.37. Through the private placement, the Company raised USD$6.1 million, as of December 31, 2014, net of offering costs and commissions of $0.4 million.

Critical Accounting Policies

Our accounting policies are described in the notes of our consolidated financial statements. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights and, in the case of variable interest entities (VIEs), VIEs with respect to which the Company is determined to be the primary beneficiary. In the process of determining whether a particular entity should be consolidated by we apply judgment in a number of areas, as described below, and application of judgment in these areas and others can influence our decision to consolidate a particular legal entity. Such areas of judgment include:

•	Which interests in an entity or other rights with respect to it (including contractual rights such as those in a leasing arrangement) represent variable interests we hold in that entity;

•

Whether an entity is a VIE, which involves judgments about sufficiency of its equity capitalization in light of its design and operations and whether equity holders as a group (i) have the power to direct the activities of the entity that most significantly impact its economic performance and (ii) the obligation to absorb the entity's losses, or the right to receive the entity's residual returns;

•

For entities that are VIEs, we also evaluate relative rights and obligations of all holders of variable interests to determine which holder (i) has the power to direct the activities that most significantly impact the VIE's economic performance (and such power could reside not in equity instruments, but in certain contractual rights) and (ii) has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE;

•

For certain entities, such as limited partnerships, we make judgments about relative significance of certain rights - for example, whether limited partners hold substantive kick-out rights with respect to the general partner or rights of significant participation in deciding on matters in the ordinary course of business of the partnership, all of which affect our final assessment of whether we have a controlling interest in the entity and, therefore, should consolidate it.

If we determine that we do not hold a controlling financial interest in a particular entity, we then consider the level of our investment and the extent to which we have rights to influence operating and financial policies of that entity to determine whether our investment it it should be accounted for using the equity method or the cost method of accounting.

Such assessments often involve significant application of judgment and, depending on materiality of our investment in a particular entity, a decision to consolidate or utilize equity method or cost method of accounting can have a material effect on our reported financial condition, results of operations and cash flows.

For entities that we do consolidate, we present ownership interests in subsidiaries held by noncontrolling parties in our consolidated financial statements as noncontrolling interests, and such interests may be classified in our consolidated balance sheet as liabilities (if equity interests held by noncontrolling parties are mandatorily redeemable by our subsidiary), temporary equity (for contingently redeemable interests) or permanent equity (for non-redeemable interests). These determinations can be complex and require thorough understanding of terms, conditions and rights associated with interests held by noncontrolling parties, as well as judgments about whether such rights are substantive. To the extent redemption features are contingent on specified events occurring, we must also assess, every reporting period, whether such events are probable of occurring as of the balance sheet date. Based on our analysis to date, all of interests in our consolidated subsidiaries are either contingently redeemable (and are classified between assets and liabilities, in temporary equity), or do not contain redemption provisions. For contingently redeemable noncontrolling interests, we determined that none of the events causing the redemption rights of noncontrolling parties to be exercisable were probable of occurring as of the balance sheet dates. Should we reach a different conclusion in future periods, it will affect how we measure these interests and may also affect their classification. For example, if any of these contingently redeemable rights become exercisable by noncontrolling parties holding them, we would be required to reclassify the noncontrolling interest balances to liabilities and remeasure them at estimated redemption value each period until they are redeemed.

Revenue Recognition and Accounts Receivable

Our net patient service revenues represent facility fees charged for surgical procedures and, to a lesser extent, other medical procedures performed in facilities that we own as well as facilities with which we have service contracts. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include professional fees charged by the physicians that perform the surgical procedures (which are revenues earned by the physicians who practice at our facilities and not by us).

Revenues are recognized in the period in which patient services are provided and billings for such procedures are made on or about that same date. At our facilities, it is our policy to collect patient co-payments and deductibles in advance of providing medical procedures (which may be on the day of the procedure, but before the services are provided). Therefore, accounts receivable associated with medical service revenues typically represent third-party reimbursements expected to be collected, largely from private insurance providers.

Patient service revenue reported in our consolidated statements of earnings is presented net of applicable discounts, contractual adjustments (in respect to services provided on in-network basis) and, for out-of-network services, other third-party payor adjustments necessary to state revenues at the net realizable amount (such as adjustments to reflect negotiated settlements with or allowable charges of third-party payors). Because allowable charges for procedures performed on out-of-network basis are not contractually specified, we estimate settlement and other adjustments to our established rates to ensure our revenues are appropriately stated at their net realizable amount. These estimates include analysis of our historical settlement and collection experience for each third-party payor for a given medical procedure. Our actual realization rates for out-of-network billings (relative to our internally established rates) are closely monitored for each payor, by medical procedure, and such actual experience is reflected in estimates of net realizable revenues and accounts receivable. In addition, we analyze the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Our ability to accurately estimate contractual and other adjustments is dependent upon and supported by the fact that our centers perform and bill for limited types of procedures, the range of reimbursement for those procedures within each facility specialty for a given provider is relatively narrow and payments are typically received within 15 to 120 days of billing. Even so, interpretation of insurance contract provisions and estimation of reimbursement rates that insurance companies will pay for procedures performed on out-of-network basis involves complex, subjective judgments and may result in our ultimate realizations of estimated revenues to materially differ from amounts recognized.

Business Combinations

We recognize tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Consideration conveyed in each business combination is allocated to the assets acquired (including identifiable intangible assets) and liabilities assumed based on their estimated fair values at the acquisition date. We allocate any excess purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. If the fair value of the assets acquired exceeds purchase consideration, the excess is recognized as a gain.

Significant management judgments and assumptions are required in determining the fair values of acquired assets and liabilities, particularly of acquired intangible assets. Such valuation is based upon estimates of the future performance and cash flows from the acquired business associated with a particular contractual arrangement or right, such as a trademark, physician relationships, trade secret methodology and others. Each asset is measured at estimated fair value, using methodology appropriate for the asset (which may be a discounted cash flow analysis, relief-from-royalty approach, or the incremental cash flow method), reflecting assumptions which, in the judgment of management, a market participant would use in valuing these assets. Depending on the nature of the asset being valued, assumptions utilized may take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and payor payment patterns.

A different set of assumptions or a different valuation approach could materially impact the purchase price allocation and the resulting value of assets and liabilities recognized, as well as the related depreciation, amortization or impairment reflected in future reporting periods.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase consideration over the estimated fair value of the net assets (including separately identifiable intangible assets) of acquired businesses. The Company has two reporting units to which goodwill was allocated. As of December 31, 2014, the carrying amount of goodwill was $21.6 million, $19.0 million of which was allocated to our marketing and factoring segment and $2.6 million to our medical services segment. In addition, the carrying amount of identifiable intangible assets was $19.6 million, $15 million of which was associated with the marketing and factoring segment. Our intangible assets included $7.7 million of intangibles with indefinite lives, which relate to acquired trademarks, tradenames and Medicare license, and $11.9 million of amortizing intangibles associated with acquired trade secret methodology, physician relationships, non-compete agreements, internally developed software and an unfavorable lease liability.

Intangibles not subject to amortization - Goodwill and acquired indefinite-lived intangibles are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The annual impairment assessment for goodwill and identifiable intangibles not subject to amortization is performed in the fourth quarter of each fiscal year. Events or circumstances that may indicate that an impairment has occurred include, but are not limited to: significant underperformance of a reporting unit to which goodwill is attributed relative to expected historical or expected future operating results; significant changes in the manner of the Company's use of acquired assets or businesses or the strategy for the overall business; or significant negative industry or broad economic trends. Such assessments are inherently imprecise and require significant application of management judgment. Further, impairment assessments involve developing complex fair-value estimates based on assumptions about economic and other factors, events and circumstances that are uncertain, especially when they concern conditions over relatively long time spans. These fair-value estimates are compared to carrying amounts of the corresponding assets and, consequently, directly affect the recognition and measurement of impairment losses.

Long-lived intangibles subject to amortization - Amortization expense for amortizing intangibles in any given year depends on our estimate of economic life of each asset and our selection of amortization methodology that best reflects the pattern at which economic benefits provided by the asset are being consumed, both of which require application of management judgment. These intangible assets are also reviewed for impairment when events or circumstances indicate that their carrying amounts may not be recoverable or realized and, if impairment indicators are determined to be present, an impairment test is performed. Incorrect estimation of useful lives or of amortization method may result in inaccurate amortization charges, leading to future impairment. In addition, our impairment evaluations require us to apply judgment in determining whether impairment indicators are present. Any impairment loss calculations would require us to apply judgment in estimating expected future cash flows and other inputs in fair-value measurements, including the selection of an appropriate discount rate for fair values determined using an income approach.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the December 31, 2014 and 2013 consolidated financial statements have been restated to correct certain errors in previously issued financial statements.

/s/ Calvetti Ferguson P.C.

Houston, Texas
April 2, 2015, except for changes as described in Notes 1, 3, 17, 19 and 24 as to which the date is January 12, 2016.

Nobilis Health Corp.
Consolidated Balance Sheets
December 31, 2014 and 2013
(In thousands)

	December 31,	December 31,
	2014	2013
	(Restated)	(Restated)

Assets
Current Assets:
Cash and cash equivalents	$7,568	$5,602
Trade accounts receivable, net	40,461	8,281
Medical supplies	1,412	787
Prepaid expenses and other current assets	3,554	540
Total current assets	52,995	15,210
Property and equipment, net	9,087	4,833
Intangible assets, net	19,609	1,097
Goodwill	21,589	1,228
Notes receivable	659	150
Investments in associates	880	-
Other long-term assets	234	121
Total Assets	$105,053	$22,639

Liabilities, Contingently Redeemable Noncontrolling Interests and Equity
Current Liabilities:
Trade accounts payable	$10,528	$3,018
Accrued liabilities	8,558	1,970
Lines of credit	5,420	-
Subordinated notes payable	635	-
Current portion of warrant and stock option liabilities	300
Current portion of debt	3,437	1,693
Current portion of capital leases	257	49
Other current liabilities	1,485	43
Total current liabilities	30,620	6,773
Long-term capital leases, net of current portion	573	163
Long-term debt, net of current portion	10,582	-
Warrant and option liabilities, net of current portion	6,357	2,401
Other long-term liabilities	252	-
Total liabilities	48,384	9,337

Contingently redeemable noncontrolling interests	12,867	1,263

Shareholders' Equity:
Common stock, no par value	-	-
Additional paid in capital	176,356	148,128
Accumulated deficit	(136,576)	(139,684)
Accumulated other comprehensive income	(111)	104
Total shareholders’ equity attributable to Nobilis Health Corp.	39,669	8,548
Noncontrolling interests	4,133	3,491
Total shareholders' equity	43,802	12,039
Total Liabilities, Contingently Redeemable Noncontrolling Interests and Equity	$105,053	$22,639

The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Earnings
Years Ended December 31, 2014 and 2013
(In thousands, except earnings per share)

	Year ended December 31,
	2014	2013
	(Restated)	(Restated)

Revenues:
Patient and net professional fees	$80,917	$31,128
Contracted marketing revenues	2,171	-
Factoring revenues	941	-
Total revenue	84,029	31,128
Cost of revenues	201	-
Gross Profit	83,828	31,128
Operating expenses:
Salaries and benefits	11,933	5,329
Drugs and supplies	11,094	4,423
General and administrative	31,792	10,648
Depreciation and amortization	1,503	650
Total operating expenses	56,322	21,050
Corporate costs:
Salaries and benefits	2,386	2,285
General and administrative	4,449	2,302
Legal expenses	66	808
Depreciation	114	81
Total corporate costs	7,015	5,476
Income from operations	20,491	4,602
Other expense (income):
Gain on bargain purchase	-	(2,392)
Change in fair value of warrant and option liabilities	3,721	(442)
Interest expense	288	97
Other expense (income), net	(183)	120
Total other expense (income)	3,826	(2,617)
Net income before income taxes and noncontrolling interests	16,665	7,219
Income tax	480	177
Net income	16,185	7,042
Net income attributable to noncontrolling interests	13,077	5,476
Net income attributable to Nobilis Health Corp.	$3,108	$1,566
Net income per basic common share	$0.07	$0.04
Net income per fully diluted common share	$0.07	$0.04
Weighted average shares outstanding (basic)	46,517,815	36,793,950
Weighted average shares outstanding (fully diluted)	47,720,569	37,178,047

The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014 and 2013
(In thousands)

	Year ended December 31,
	2014	2013
	(Restated)	(Restated)

Net income	$16,185	$7,042
Other comprehensive income:
Foreign currency translation adjustments	(215)	(32)
Total other comprehensive income	(215)	(32)
Comprehensive income	15,970	7,010
Less comprehensive income attributable to noncontrolling interest	(13,077)	(5,476)
Comprehensive income attributable to Nobilis Health Corp.	$2,893	$1,534

The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Changes in Equity
Years Ended December 31, 2014 and 2013
(In thousands)

						Equity
				Accumulated	Equity	Attributable
		Additional		Other	Attributable	to
		Paid In	Accumulated	Comprehensive	to Nobilis	Noncontrolling	Total
	Common	Capital	Deficit	Income	Health	Interests	Equity
	Stock	(Restated)	(Restated)		(Restated)	(Restated)	(Restated)

BALANCE — January 1, 2013	$-	$145,802	$(141,250)	$136	$4,688	$4,462	$9,150
Net income attributable	-	-	1,566	-	1,566	4,213	5,779
Issuance of common stock units, net	-	1,246	-	-	1,246	-	1,246
Sale of ownership interest in subsidiary	-	303	-	-	303	-	303
Purchase of additional ownership interest in subsidiary	-	157	-	-	157	(927)	(770)
Distributions attributable	-	-	-	-	-	(4,257)	(4,257)
Foreign currency translation adjustments	-	-	-	(32)	(32)	-	(32)
Exercise of stock options	-	168	-	-	168	-	168
Share-based compensation, net	-	452	-	-	452	-	452
BALANCE — December 31, 2013	$-	$148,128	$(139,684)	$104	$8,548	$3,491	$12,039

BALANCE — January 1, 2014	$-	$148,128	$(139,684)	$104	$$8,548	$3,491	$12,039
Net income attributable	-	-	3,108	-	3,108	3,833	6,941
Issuance of common stock units, net	-	3,956	-	-	3,956	-	3,956
Sale of ownership interest in subsidiary	-	705	-	-	705	-	705
Purchase of investment	-	490	-	-	490	-	490
Consolidation of investment	-	-	-	-	-	522	522
Acquisition of Athas Health		16,239	-	-	16,239	-	16,239
Distributions attributable	-	-	-	-	-	(3,713)	(3,713)
Foreign currency translation adjustments	-	-	-	(215)	(215)	-	(215)
Exercise of stock warrants		4,797	-	-	4,797	-	4,797
Exercise of stock options	-	166	-	-	166	-	166
Share-based compensation, net	-	1,875	-	-	1,875	-	1,875
BALANCE — December 31, 2014	$-	$176,356	$(136,576)	$(111)	$39,669	$4,133	$43,802

The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2014 and 2013
(In thousands)

	Year ended December 31,
	2014	2013
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,185	$7,042
Adjustments to reconcile net income attributable to Nobilis to net cash provided by operating activities:
Depreciation and amortization	1,616	731
Gain on sale of fixed assets	(39)	(2)
Change in fair value of warrant and option liabilities	3,721	(442)
Gain on bargain purchase of a business	-	(2,392)
Foreign currency gain (loss)	(215)	(32)
Share-based compensation	1,875	452
Changes in operating assets and liabilities	(19,145)	(1,869)
Net cash provided by operating activities	3,998	3,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,023)	(1,180)
Purchase of investment in associate	(150)	-
Purchase of interest acquired in a subsidiary	(346)	-
Distributions from investments in associates	-	159
Proceeds from sale of property and equipment	39	2
Proceeds from sale of ownership interests of subsidiary	705	303
Purchase of additional ownership interest in subsidiary	-	(770)
Acquisition of a business	(3,000)	(460)
Net cash (used for) investing activities	(4,775)	(1,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(6,559)	(4,257)
Proceeds from exercise of stock options	166	168
Proceeds from exercise of stock warrants	3,188	-
Payments on capital lease obligations	(77)	(12)
Proceeds from debt and lines of credit	1,300	-
Payments of debt and lines of credit	(1,375)	-
Note receivable	-	(150)
Proceeds from private placement	6,100	4,089
Net cash provided by (used for) financing activities	2,743	(162)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,966	1,380
CASH AND CASH EQUIVALENTS — Beginning of period	5,602	4,222
CASH AND CASH EQUIVALENTS — End of period	$7,568	$5,602

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

Restatement

On December 29, 2015, our Audit Committee of the Board of Directors, after consultation with management and the Company's predecessor auditors, concluded that the Company's financial statements as of and for the years ended December 31, 2013 and 2014, should be restated because the financial statements did not properly account for the following items:

•

Accounting for warrants and options issued in private placements and options issued to non-employees as liabilities – The Company determined that FASB ASC 815-40-15-7I (“ASC 815-40”), Contracts in entities own equity, should have been applied to the accounting for warrants and options issued in private placements and for options issued to non-employees. This accounting would have resulted in the Company classifying warrants and options issued in connection with 2013 and 2014 private placements by the Company as liabilities rather than as stockholders’ equity. Similarly, this same accounting is applicable to stock options issued to non-employees once the performance conditions of such awards are completed. The Company first issued options to non-employees during the second quarter of 2014. Once recorded as liabilities, the warrants and options must be revalued each quarter with changes in their valuation reflected in earnings.

The impact of the proper application of ASC 815-40 is a reclassification from equity to liabilities of $2.4 million during 2013 for warrants and options requiring liability classification and recognition of $442 thousand of income during 2013 for the decrease in the value of such liabilities through year-end. The impact for 2014 of the proper application of ASC 815-40 is recognition of $3.7 million of expense for increases in the value of such liabilities through December 31, 2014 (including the effect of additional issuances and exercises of such instruments). At December 31, 2014, the warrant and stock option liabilities recognized for the proper application of ASC 815-40 in the Company’s balance sheet totaled $6.7 million.

•

Recognition of the full fair value of noncontrolling interests in the acquisition of First Nobilis as required by U.S. GAAP instead of at a pro-rata value permitted under IFRS – We initially adopted accounting principles generally accepted in the United States of America (“U.S. GAAP”) effective January 1, 2013 in connection with our filings made with the U.S. Securities & Exchange Commission for registration of our stock in early 2015. Previously we prepared our financial statements under International Financial Reporting Standards (“IFRS”). The Company determined that FASB ASC 805, Business Combinations (“ASC 805”) was not properly applied in the initial adoption of U.S. GAAP by the Company and its application to the First Nobilis acquisition completed in September 2014. Under U.S. GAAP, noncontrolling interests should be measured at fair value on the acquisition date [ASC 805-20-30-1] whereas under IFRS these may be measured at their proportionate share of the recognized amount of the acquiree’s identifiable net assets [IFRS 3.19].

The impact of the proper application of ASC 805 as of the date of acquisition (September 2014) is a reduction in noncontrolling interests of $2.0 million; a decrease in acquired intangible assets of $1.4 million and a decrease in recognized goodwill of $0.6 million. Amortization expense recognized since the acquisition date will decrease by $15 thousand quarterly because of this change.

•

Adjustments to the acquisition accounting for the Athas transaction – The Company determined that it did not properly apply ASC 805 in its initial accounting for the Athas acquisition completed in December 2014. The Company incorrectly used an earlier version of the report of the independent valuation firm that was later modified and, secondly, incorrectly gave recognition of Athas’ deferred rent as a liability in the acquisition accounting.

Also, we corrected the Company’s accounting policies related to accounts receivable factoring activities which commenced with the Athas acquisition. Under ASC 310-10-25-3, factoring revenue is recognized over the period from purchase of the account receivable until its collection. Correction for these accounting policies affects the initial acquisition accounting for the Athas transaction because it included accounts receivable for transactions recognized before the factoring purchase date.

The impact of the proper application of ASC 805 as of the date of acquisition is an increase in acquired intangible assets of $1.4 million, a reduction of liabilities of $260 thousand and a decrease in recognized goodwill of $1.7 million. Amortization expense recognized since the acquisition date will increase by $15 thousand quarterly because of this change.

The impact of the proper application of ASC 310-10-25-3 as of the date of acquisition was a decrease in acquired accounts receivable of $1.7 million, a reduction in accrued liabilities of $0.3 million and a corresponding increase in goodwill of $1.4 million. This correction of the Company’s accounting policies will impact the timing of revenue recognition in the future. However, this change had no discernable impact on 2014 revenues given the proximity of the acquisition date for Athas to the Company’s fiscal year end.

•

Reclassification of Contingently Redeemable Noncontrolling Interests to Temporary Equity – The Company determined that it did not properly apply SEC Accounting Series Release No. 268, Presentation of Financial Statements of Redeemable Preferred Stock (“ASR 268”) in classifying contingently redeemable noncontrolling interests associated with Northstar Healthcare Dallas Management, LLC and First Nobilis. Agreements with the third party equity owners in these entities give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events. The contingently redeemable noncontrolling interests associated with these entities should be classified in the Company’s balance sheet as “temporary” or mezzanine equity in accordance with ASR 268.

The impact of the proper application of ASR 268 is a reclassification of $12.9 million of contingently redeemable noncontrolling interests from “permanent” equity to “temporary” or mezzanine equity at December 31, 2014 and $1.3 million at December 31, 2013.

•

Other Adjustments – We have also identified and made correction for certain other accounting matters affecting our previous financial statements. These include (i) corrections for stock-based compensation expense for expected term, forfeitures and related assumptions in determining the grant date valuations of option awards, (ii) corrections to the accounting for options issued to non-employees to measure such awards as of the date that performance was completed, and (iii) corrections to the calculations of fully diluted shares outstanding for application of the treasury stock method. The combined impact of these other corrections was an increase in compensation expense of $74 thousand for the year 2013 and an increase of $367 thousand for the year 2014.

The adjustments do not impact the Company's previously reported cash, cash equivalents or cash flows from operating, financing or investing activities.

The Company has restated certain amounts included in these financial statements as follows:

	As of December 31, 2014			As of December 31, 2013
	As			As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(In thousands)			(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$7,568	$-	$7,568	$5,602	$-	$5,602
Trade accounts receivable, net	42,175	(1,714)	40,461	8,281	-	8,281
Medical supplies	1,412	-	1,412	787	-	787
Prepaid expenses and other	3,554	-	3,554	540	-	540
Total current assets	54,709	(1,714)	52,995	15,210	-	15,210
Property and equipment, net	9,087	-	9,087	4,833	-	4,833
Intangible assets, net	19,543	66	19,609	1,097	-	1,097
Goodwill	22,470	(881)	21,589	1,228	-	1,228
Notes receivable	659	-	659	150	-	150
Investments in associates	880	-	880	-	-	-
Other long-term assets	234	-	234	121	-	121
Total Assets	$107,582	$(2,529)	$105,053	$22,639	$-	$22,639
Liabilities, Contingently Redeemable Noncontrolling Interests and Equity
Current Liabilities:
Trade accounts payable	$10,528	$-	$10,528	$3,018	$-	$3,018
Accrued liabilities	9,112	(554)	8,558	1,970	-	1,970
Lines of credit	5,420	-	5,420	-	-	-
Subordinated notes payable	635	-	635	-	-	-
Current portion of warrant and stock option liabilities		300	300	-	-	-
Current portion of debt	3,437	-	3,437	1,693	-	1,693
Current portion of capital leases	257	-	257	49	-	49
Other current liabilities	1,485	-	1,485	43	-	43
Total current liabilities	30,874	(254)	30,620	6,773	-	6,773
Long-term capital leases, net of current portion	573	-	573	163	-	163
Long-term debt, net of current portion	10,582	-	10,582	-	-	-
Warrant and stock option liabilities, net of current portion		6,357	6,357	-	2,401	2,401
Other long-term liabilities	252	-	252	-	-	-
Total liabilities	42,281	6,103	48,384	6,936	2,401	9,337
Contingently redeemable noncontrolling interests	-	12,867	12,867	-	1,263	1,263
Shareholders' Equity:
Common stock, no par value	-	-	-	-	-	-
Additional paid in capital	179,293	(2,937)	176,356	150,897	(2,769)	148,128
Accumulated deficit	(132,866)	(3,710)	(136,576)	(140,052)	368	(139,684)
Accumulated other comprehensive income	(111)	-	(111)	104	-	104
Total shareholders’ equity attributable to Nobilis Health Corp.	46,316	(6,647)	39,669	10,949	(2,401)	8,548
Noncontrolling interests	18,985	(14,852)	4,133	4,754	(1,263)	3,491
Total shareholders' equity	65,301	(21,499)	43,802	15,703	(3,664)	12,039
Total Liabilities, Contingently Redeemable Noncontrolling Interests and Equity	$107,582	$(2,529)	$105,053	$22,639	$-	$22,639

	Year Ended December 31, 2014			Year Ended December 31, 2013
	As			As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
Revenues:
Patient and net professional fees	$80,917	$-	$80,917	$31,128	$-	$31,128
Contracted marketing revenues	2,171	-	2,171	-	-	-
Factoring revenues	941	-	941	-	-	-
Total revenue	84,029	-	84,029	31,128	-	31,128
Cost of revenues	201	-	201	-	-	-
Gross Profit	83,828	-	83,828	31,128	-	31,128
Operating expenses:
Salaries and benefits	11,933	-	11,933	5,329	-	5,329
Drugs and supplies	11,094	-	11,094	4,423	-	4,423
General and administrative	31,791	1	31,792	10,648	-	10,648
Depreciation and amortization	1,529	(26)	1,503	650	-	650
Total operating expenses	56,347	(25)	56,322	21,050	-	21,050
Corporate costs:		-	-
Salaries and benefits	2,386	-	2,386	2,285	-	2,285
General and administrative	4,082	367	4,449	2,228	74	2,302
Legal expenses	66	-	66	808	-	808
Depreciation	114	-	114	81	-	81
Total corporate costs	6,648	367	7,015	5,402	74	5,476
Income from operations	20,833	(342)	20,491	4,676	(74)	4,602
Other expense (income):
Gain on bargain purchase	-	-	-	(2,392)	-	(2,392)
Change in fair value of warrant and stock option liabilities		3,721	3,721		(442)	(442)
Interest expense	288	-	288	97	-	97
Other expense (income), net	(183)	-	(183)	120	-	120
Total other expense (income)	105	3,721	3,826	(2,175)	(442)	(2,617)
Net income before income taxes and noncontrolling interests	20,728	(4,063)	16,665	6,851	368	7,219
Income tax	480	-	480	177	-	177
Net income	20,248	(4,063)	16,185	6,674	368	7,042
Net income attributable to noncontrolling interests	13,062	15	13,077	5,476	-	5,476
Net income attributable to Nobilis Health Corp.	$7,186	$(4,078)	$3,108	$1,198	$368	$1,566
Net income per basic common share	$0.15	$(0.08)	$0.07	$0.03	$0.01	$0.04
Net income per fully diluted common share	$0.15	$(0.08)	$0.07	$0.03	$0.01	$0.04
Weighted average shares outstanding (basic)	46,517,815	-	46,517,815	36,793,950	-	36,793,950
Weighted average shares outstanding (fully diluted)	48,781,348	(1,060,779)	47,720,569	37,637,662	(459,615)	37,178,047

	Year Ended December 31, 2014			Year Ended December 31, 2013
	As			As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(In thousands)			(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,248	$(4,063)	$16,185	$6,674	$368	$7,042
Adjustments to reconcile net income to net cash provided by operating activities:		-			-	-
Depreciation and amortization	1,642	(26)	1,616	731	-	731
Gain on sale of fixed assets	(39)	-	(39)	(2)	-	(2)
Change in fair value of warrant and stock option liabilities		3,721	3,721		(442)	(442)
Gain on bargain purchase of a business	-	-	-	(2,392)	-	(2,392)
Foreign currency gain (loss)	(215)	-	(215)	(32)	-	(32)
Share-based compensation	1,508	367	1,875	378	74	452
Changes in operating assets and liabilities	(19,146)	1	(19,145)	(1,869)	-	(1,869)
Net cash provided by operating activities	3,998	-	3,998	3,488	-	3,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,023)	-	(2,023)	(1,180)	-	(1,180)
Purchase of investment in associate	(150)	-	(150)	-	-	-
Purchase of interest acquired in a subsidiary	(346)	-	(346)	-	-	-
Distributions from investments in associates	-	-	-	159	-	159
Proceeds from sale of property and equipment	39	-	39	2	-	2
Proceeds from sale of ownership interests of subsidiary	705	-	705	303	-	303
Purchase of additional ownership interest in subsidiary	-	-	-	(770)	-	(770)
Acquisition of a business	(3,000)	-	(3,000)	(460)	-	(460)
Net cash (used for) investing activities	(4,775)	-	(4,775)	(1,946)	-	(1,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(6,559)	-	(6,559)	(4,257)	-	(4,257)
Proceeds from exercise of options	166	-	166	168	-	168
Proceeds from exercise of warrants	3,188	-	3,188	-	-	-
Payments on capital lease obligations	(77)	-	(77)	(12)	-	(12)
Proceeds from debt and lines of credit	1,300	-	1,300	-	-	-
Payments of debt and lines of credit	(1,375)	-	(1,375)	-	-	-
Note receivable	-	-	-	(150)	-	(150)
Proceeds from private placement	6,100	-	6,100	4,089	-	4,089
Net cash provided by (used for) financing activities	2,743	-	2,743	(162)	-	(162)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,966	-	1,966	1,380	-	1,380
CASH AND CASH EQUIVALENTS — Beginning	5,602	-	5,602	4,222	-	4,222
CASH AND CASH EQUIVALENTS — Ending	7,568	-	7,568	5,602	-	5,602

The adjustments also affect tables and disclosures within Notes 3, 4, 7, 9, 10, 15, 16, 17, 19, 20 and 24 of these Financial Statements as labeled therein.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP.

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights and, in the case of variable interest entities (“VIEs”), VIEs with respect to which the Company is determined to be the primary beneficiary.

Noncontrolling Interests - Noncontrolling interests represent third-party equity ownership in certain of our consolidated subsidiaries and are presented as a component of equity, unless the noncontrolling interest holders have certain redemption rights, in which case the carrying amount of such interests is classified as contingently redeemable (between liabilities and equity) or, for mandatorily redeemable noncontrolling interests, in liabilities. See Note 17 in these Financial Statements for further discussion of noncontrolling interests. As of December 31, 2014 and 2013 and during the periods then ended, no equity interests held by noncontrolling interest holders were mandatorily redeemable.

Variable Interest Entities - VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that, as a group, do not have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the entity’s losses, or the right to receive the entity’s residual returns. We consolidate a VIE when we are the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 17 for additional disclosures related to entities determined to be VIEs.

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

Contracted Marketing Revenues

Contracted marketing revenue is comprised of payments from hospitals, ASC’s and other ancillary service providers through marketing services agreements. The services include licensing, marketing, patient intake, patient outcome assessments and educational services. Revenue is recognized on a gross basis upon the performance of the marketing service and when ultimate collection is measurable and reasonably assured. Costs associated with the performance of these services are recorded in cost of revenue in the consolidated statement of earnings.

Factoring Revenues

Factoring revenue is comprised of revenue generated from certain accounts receivables which are purchased from third parties through the regular course of business. Purchase price is determined either by a flat fee per case, as dictated per the agreement, or as a percentage of final collections. At the time of purchase, the Company assumes all financial risk and incurs all costs related to collections without any recourse to the third party seller. Under ASC 310-10-25-3, factoring revenue is recognized over the period from purchase of the account receivable until its collection.

Accounts Receivable

Accounts receivable consists of net patient service revenues and factoring revenues recorded at net realizable value and contracted marketing revenues recorded at the fees due from the facilities for marketing services performed.

On a periodic basis, we evaluate receivables based on the age of the receivable, history of past collections and current credit and economic conditions and adjust the carrying value accordingly. An account is written off when it is determined that all collection efforts have been exhausted. The Company does not accrue finance or interest charges on accounts receivable. An allowance for uncollectible patient receivables balances, including receivables from non-partner surgeons, is maintained at a level which the Company believes is adequate to absorb probable losses.

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

The estimated useful lives for depreciation purposes are as follows:

Property and Equipment	Estimated Useful Lives
Telephone equipment	7 Years
Computer hardware	5 Years
Computer software	3-5 Years
Furniture and office equipment	7 Years
Medical equipment	5 Years
Leasehold improvements	Estimated useful life or lease term

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

Goodwill and Intangibles

Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets of an acquired subsidiary on the date of acquisition. Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. Estimates of fair value are based on appraisals, established market prices for comparable assets or internal estimates of future net cash flows. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.

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

3. Acquisitions and Business Combinations (Restated)

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

The costs related to the transaction were $0.1 million and were expensed during the year ended December 31, 2013.

The following table summarizes the fair values of the identifiable assets acquired at the date of acquisition:

December 16 , 2013

Furniture and office equipment	$131
Medical equipment	495
Leasehold improvements	2,226
Net assets acquired	2,852
Less : gain from bargain purchase	(2,392)
Total purchase price	$460

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

First Nobilis, LLC

In September 2014, the Company formed First Nobilis, LLC, a Texas limited liability Company (“First Nobilis”). First Nobilis is owned 51% by the Company and 49% by a third party. First Nobilis formed two subsidiary Texas limited liability companies to be the new operating entities, a surgical center and an outpatient hospital.

Upon formation of First Nobilis, effective September 1, 2014, Nobilis contributed $7.5 million in cash to the new entity. For a 49% ownership interest, a third party contributed medical supplies, intangible assets, and certain accounts payables and accounts receivables. This transaction was treated as a business combination. The fair value of the intangible assets and liabilities acquired were determined by independent third party valuation experts. The carrying amounts of all other net assets acquired approximate their fair values due to their short term nature. Goodwill arising from the acquisition is expected to be tax deductible.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition:

September 1, 2014
(Restated)
Assets:
Accounts receivable	$6,509
Medical supplies	598
Trade name	1,000
Physician relationships	2,800
Goodwill	649
Assets acquired	$11,556

Liabilities:
Accounts payable	$6,060
Unfavorable lease	290
Liabilities assumed	$6,350

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

The fair value of the intangible assets acquired were determined by independent third party valuation experts. The carrying amounts of all other net assets acquired approximate their fair values due to their short term nature. The value of the stock issued for consideration was determined by third party valuation experts using the published stock price on the date of closing, less a discount for lack of marketability as a result of the two year lock up period on the shares issued. Goodwill arising from the acquisition is expected to be tax deductible.

The costs related to the transaction were $0.1 million and were expensed during the year ended December 31, 2014. These costs are included in corporate general and administrative expenses in the December 31, 2014 consolidated statements of earnings.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition:

December 1,
2014
(Restated)

Assets:
Cash	$(53)
Trade accounts receivable	4,713
Other receivable	450
Prepaid expenses	226
Investments in associates	730
PP&E	752
Trademark	5,610
Internally developed software	1,980
Non-compete agreements	1,920
Trade secret methodology	5,620
Goodwill	19,011
Assets acquired	$40,959

Liabilities
Trade accounts payable	$1,531
Accrued liabilities	2,915
Line of credit	4,120
Subordinated notes payable	635
Debt	157
Other current liabilities	102
Other long-term liabilities	260
Liabilities assumed	$9,720

Consideration:
Cash, net of cash acquired	$3,000
Debt issued for consideration	12,000
Stock issued for consideration	16,239
Total consideration	$31,239

The following summarized pro forma information for the years ended December 31, 2014 and 2013 presents the combined results of the Company as if the business combinations occurred as of January 1, 2013.

	Historical			Consolidated
	Nobilis Health	First Nobilis	Athas	Pro Forma
	(As Restated)	(Restated)	(Restated)	(Restated)
December 31, 2014

Revenue	$84,029	$17,577	$26,059	$127,665

Net income	16,185	(3,304)	(1,541)	11,340
Net income attributable to noncontrolling interests	13,077	(1,245)	-	11,832
Net income (loss) attributable to Nobilis Health Corp.	$3,108	$(2,059)	$(1,541)	$(492)

December 31, 2013

Revenue	$31,128	$32,327	$22,731	$86,186

Net income	7,042	(617)	(199)	6,226
Net income attributable to noncontrolling interests	5,476	2,295	-	7,771
Net income (loss) attributable to Nobilis Health Corp.	$1,566	$(2,912)	$(199)	$(1,545)

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

4. Business Segment Information (Restated)

A summary of the business segment information for 2014 and 2013 is as follows:

	Year Ended December 31, 2014
	(Restated)

	Medical	Marketing &
	Services	Factoring	Corporate	Total

Revenues	$80,614	$3,415	$-	$84,029
Cost of goods sold	-	201	-	201
Gross Profit	80,614	3,214	-	83,828
Operating expenses	54,438	1,909	6,990	63,337
Income (loss) from operations	$26,176	$1,305	$(6,990)	$20,491

Other data:
Depreciation and amortization expense	$1,414	$114	$89	$1,617
Interest expense	$-	$23	$265	$288
Income tax expense	$480	$-	$-	$480
Intangible assets, net	$4,576	$15,033	$-	$19,609
Goodwill	$2,578	$19,011	$-	$21,589
Capital expenditures	$2,023	$-	$-	$2,023
Non-cash acquisition of property	$2,271	$-	$-	$2,271
Non-cash acquisition of intangibles and goodwill	$7,206	$-	$-	$7,206
Investment in associates	$150	$-	$-	$150
Total assets	$57,602	$43,450	$4,001	$105,053
Total liabilities	$16,995	$10,638	$20,751	$48,384

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

In December 2014, as part of the Athas acquisition, the Company acquired Athas’ investment ownership in two ASC’s and one hospital: 87.5% in Elite Orthopedic and Spine Surgery Center LLC; 15.7% in Elite Sinus Spine and Ortho LLC; and 10.7% in Elite Hospital Management LLC. For these investments, the Company concluded that it did not exert significant influence over the operating and financial activities. These investments are accounted for as cost method investments and recorded at cost. The carrying value of these investments at December 31, 2014 was $0.7 million, and is recorded in investments in associates in the consolidated balance sheets.

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

Principal financial instruments

The principal financial instruments used by the Company, from which financial instrument risk arises, are as follows:

.	Accounts receivable and other receivables
.	Investments in associates
.	Accounts payable, accrued liabilities and other current liabilities
.	Other liabilities and notes payable
.	Capital leases
.	Lines of credit
.	Debt

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

Financial instruments - risk management

The Company is exposed through its operations to the following financial risks:

.	Credit risk
.	Fair value or cash flow interest rate risk
.	Foreign exchange risk
.	Other market price risk
.	Liquidity risk

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

7. Trade Accounts Receivable (Restated)

A detail of accounts receivable as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(Restated)

Trade accounts receivable	$40,985	$10,431
Allowance for doubtful accounts	(1,391)	(1,384)
Receivables transferred	(873)	(766)
Receivables purchased	1,740	-
Trade accounts receivable, net	$40,461	$8,281

Trade receivables are non-interest bearing and are generally received within 30-90 days. Bad debt expense was nil for the years ended December 31, 2014 and 2013. The Company analyzed receivables and determined that there were no collectability issues on accounts receivable balances in the current period.

As of December 31, 2014 and 2013, there remained a balance of $0.9 million and $0.8 million, respectively, in accounts receivable of transferred receivables pursuant to the terms of the original agreement. The Company, from time to time, shall transfer to the third party certain of its accounts receivable payments on a non-recourse basis. For the years ended December 31, 2014 and 2013, advance payment of $1.3 million and $0.4 million was received by the Company. During the same period, $7.3 million and $2.5 million of receivables were transferred. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.

Athas purchases receivables from physicians, at a discount, on a nonrecourse basis. The discount and purchase price vary by specialty. These purchased receivables are billed and collected by Athas who retains 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables. Gross revenue from purchased receivables was $1.6 million for the year ended December 31, 2014. Revenue, net of the discounted purchase price, was $0.9 million for the year ended December 31, 2014.

8. Property and Equipment

Property and equipment consisted of the following as of December 31, 2014 and 2013:

	2014	2013

Telephone equipment	$51	$29
Computer hardware	510	431
Computer software	569	444
Furniture and office equipment	921	457
Medical equipment	9,943	6,218
Leasehold improvements	6,293	5,178
	18,287	12,757
Less: accumulated depreciation	(9,200)	(7,924)
Property and equipment, net	$9,087	$4,833

Depreciation expense for the years ended December 31, 2014 and 2013 was $1.6 million and $0.7 million, respectively.

9. Intangible Assets (Restated)

Intangible assets at December 31, 2014 and December 31, 2013 consist of the following:

		2014				2013
		(Restated)
	Term	Historical	Accumulated	Accumulated	Net Book	Historical	Accumulated	Accumulated	Net Book
	(in	Cost	Amortization	Impairment	Value	Cost	Amortization	Impairment	Value
	years)
Definite Life
Non-compete agreements	10-15	$2,765	$857	$-	$1,908	$841	$841	$-	$-
Internally developed software	5	1,980	33	-	1,947	-	-	-	-
Trade secret methodology	10	5,620	47	-	5,573	-	-	-	-
Physician relationships	15-20	2,800	47	-	2,753	-	-	-	-
Unfavorable lease		(290)	(11)	-	(279)	-	-	-	-
Indefinite Life
Tradenames		1,000	-	-	1,000	-	-	-	-
Trademark		5,610	-	-	5,610	-	-	-	-
Medicare license		8,498	-	7,401	1,097	8,498	-	7,401	1,097
Total		$27,983	$973	$7,401	$19,609	$9,339	$841	$7,401	$1,097

Amortization expense was $0.2 million and nil for the year ended December 31, 2014 and 2013, respectively. Estimated amortization expense of intangible assets is $1.2 million for the next five years and $6.7 million thereafter.

10. Goodwill (Restated)

The following tables provide information on changes in the carrying amount of goodwill, which is included in the accompanying consolidated balance sheets as of December 31 2014 and 2013:

	2014	2013
	(Restated)
Cost	$35,889	$15,528
Accumulated impairment	(14,300)	(14,300)
Total	$21,589	$1,228

Cost	2014	2013
BALANCE - beginning of period	$15,528	$15,528
January 2014 business combination	701	-
September 2014 business combination	649	-
December 2014 business combination	19,011	-
Total cost	$35,889	$15,528

Accumulated impairment
BALANCE - beginning of period	$(14,300)	$(14,300)
Impairment charges during the period	-	-
Total accumulated impairment	$(14,300)	$(14,300)

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

Revolving Credit Facility for Athas

Athas maintains a $5.0 million revolving line of credit with a financial institution. The line of credit renews annually and bears variable interest at the Prime rate plus 0.75% per annum, or a floor of 4.0%. The line of credit is collateralized by the assets of the Company and is renewable annually, subject to the approval of the financial institution. As of December 31, 2014, the balance due on the revolving line of credit was $4.4 million. As of December 31, 2014, the Company was in technical default under a continuity of operations clause which was triggered when Athas was acquired by Nobilis. Despite technical default, the debt has not been called by the bank. This line of credit is classified as current on the December 31, 2014 consolidated balance sheets.

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

15. Shareholders’ Equity (Restated)

In total, the Company has issued 59,418,227 of its common shares. There is no par value assigned to our common shares.

In December 2013, the Company issued, through a private placement agreement, 5,862,500 Units, at a price of Cdn$0.80 per Unit. Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of Cdn$1.10. As part of the private placement, the Company also granted 410,375 options to the underwriter at a price of Cdn$0.95. Through the private placement, the Company raised $4.1 million, net of offering costs and commissions of $0.4 million.

Of the $4.1 million raised capital, $2.9 million was provided in exchange for stock warrants and other financial instruments, resulting in a remaining $1.2 million which was recorded as an increase to share capital for the year ended December 31, 2013.

In August 2014, the Company elected to accelerate the expiry date of the common share purchase warrants originally issued by Nobilis as part of its unit private placement completed on December 16, 2013. Each Warrant entitled the holder thereof to purchase one additional common share of Nobilis at a price of Cdn$1.10. Nobilis received total gross proceeds of Cdn$3,224,375 from the exercise.

In September 2014, the Company issued, through a private placement agreement, 5,568,400 Units, at a price of Cdn$1.30 per Unit. Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of Cdn$1.80. As part of the private placement, the Company also granted 389,788 options to the underwriter at a price of Cdn$1.37. Through the private placement, the Company raised $6.1 million, as of September 30, 2014, net of offering costs and commissions of $0.4 million.

Of the $6.1 million raised capital, $2.1 million was provided in exchange for stock warrants and other financial instruments, resulting in a remaining $4.0 million which was recorded as an increase to additional paid in capital in the consolidated statement of changes in shareholders’ equity.

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

16. Share Based Compensation (Restated)

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

(The table above includes 710,000 options issued to non-employees. See Note 24 for discussion regarding the accounting and classification of these options in the balance sheet.)

The total intrinsic value of stock options exercised was $0.6 million and nominal for the year ended December 31, 2014 and 2013, respectively. The total intrinsic value for all in-the-money vested outstanding stock options was $0.4 million and $0.5 million during the year ended December 31, 2014 and 2013, respectively.

The Company recorded compensation expense relative to stock options of $0.7 million (restated) and $0.4 million (restated) for the year ended December 31, 2014 and 2013, respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the year ended December 31, 2014.

	Year ended	Year ended
	December 31, 2014	December 31, 2013
	(Restated)	(Restated)

Expected price volatility	120% - 128%	131% - 133%
Risk free interest rate	1.73% - 1.91%	1.03% - 1.68%
Expected annual dividend yield	0%	0%
Expected option term (years)	5 - 6	5
Expected forfeiture rate	0% - 8.8%	0% - 8.8%
Grant date fair value per share	$0.86 - $1.67	$0.25 - $0.78

For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.

17. Noncontrolling Interests (Restated)

The following changes to noncontrolling interests in subsidiaries of the Company occurred during the years ended December 31, 2014 and 2013:

Medical Ambulatory Surgical Suites, LLC (“Kirby Partnership”)

In November 2013, the Company sold 15.1% of its ownership interest in the Kirby Partnership to existing physician limited partners, effectively decreasing the Company’s ownership interest to 25%.

Houston Microsurgery Institute, LLC (“MSIH”)

In March 2013, the Company redeemed the remaining equity interests held by physician limited partners at MSIH, effectively increasing the Company’s ownership interests to 97.7%. In October 2013, MSIH ceased operating as an ASC.

Microsurgery Institute, LLC (“MSID”)

In August 2013, the Company purchased ownership interest from all of the physician limited partners at MSID, increasing the Company’s ownership interest to 100%.

NHC ASC - Dallas, LLC (“NHC - ASC Dallas”)

In July 2013, the Company formed a limited liability company, NHC ASC - Dallas, which was owned 100% by Northstar Healthcare Acquisitions, LLC (“NHA”). In October 2013, the Company syndicated a private placement for certain physicians to become members in NHC ASC - Dallas. The Company assigned 100% of its equity interest in MSID to NHC ASC - Dallas, of which the Company owns 35% as a result of syndication.

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

Noncontrolling interests at December 31, 2014 represent an 8.1% interest in The Palladium for Surgery - Houston, Ltd, 75% interest in the Kirby Partnership, 5% interest in MSID, 2.3% interest in MSIH, 60% interest in Houston Procedure Suite, LLC, 50% in NHDM, 50% in KIRPA, 60% in GRIP, 60% in NHC ASC - Dallas, 67.9% in SNWO, 68.2% in SNWM, 68.2% in SCUC, 68.2% in SCI; 77.8% in WIM, 49%, and First Nobilis.

Agreements with the third party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of December 31, 2014 and 2013. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s balance sheet as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests follow (in thousands):

	NHC - ASC
	Dallas	First Nobilis	Total

Balance at January 1, 2013	$-	$-	$-
Net income attributable to noncontrolling interests	1,263	-	1,263
Balance at beginning of the year	1,263	-	1,263
Consolidation of entities upon business combination(1)	-	5,206	5,206
Distributions	(2,846)	-	(2,846)
Net income attributable to noncontrolling interests	8,237	1,007	9,244
Total contingently redeemable noncontrolling interests	$6,654	$6,213	$12,867

(1) See Note 3 for information regarding the First Nobilis business combination.

Certain of our consolidated subsidiaries that are less than wholly owned meet the definition of VIEs, and we hold voting interests in all such entities. We consolidate the activities of VIEs for which we are the primary beneficiary. In order to determine whether we own a variable interest in a VIE, we perform qualitative analysis of the entity’s design, organizational structure, primary decision makers and relevant agreements. Such variable interests include our voting interests, and may also include other interests and rights, including those gained through management contracts.

Since our core business is the management and operation of health care facilities, our subsidiaries that are determined to be VIEs represent entities that own, manage and operate such facilities. Voting interests in such entities are typically owned by us, by physicians practicing at these facilities (or entities controlled by them) and other parties associated with the operation of the facilities. In forming such entities, we typically seek to retain operational control and, as a result, in some cases, voting rights we hold are not proportionate to the economic share of our ownership in these entities, which causes them to meet the VIE definition. We consolidate such VIE entities if we determine that we are the primary beneficiary because (i) we have the power to direct the activities that most significantly impact the economic performance of the VIE via our rights and obligations associated with the management and operation of the VIE’s health care facilities, and (ii) as a result of our obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE, which we have through our equity interests. Our loss exposure typically is limited to our equity investment in these entities.

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

19. Earnings per Share (Restated)

A detail of the Company’s EPS is as follows (in thousands except for share and per share amounts):

	2014	2013
	(Restated)	(Restated)

Net income attributable to Nobilis Health Corp.	$3,108	$1,566

Issued common shares at beginning of period	42,729,547	36,082,114
Effect of investment in subsidiary	412,787	-
Effect of stock based compensation	403,552	470,911
Effect of stock warrants	959,419	-
Effect of private placement	1,464,565	240,925
Effect of Athas acquisition	547,945	-
Weighted average common shares at end of period	46,517,815	36,793,950

Basic EPS	$0.07	$0.04

A detail of the Company’s dilutive EPS is as follows (in thousands except for share and per share amounts):

	2014	2013
	(Restated)	(Restated)

Net income attributable to Nobilis Health Corp.	$3,108	$1,566

Weighted average common shares (basic)	46,517,815	36,793,950
Effect of stock based compensation	792,575	384,097
Effect of stock warrants	26,617	-
Effect of Athas acquisition	383,562	-
Weighted average common shares (diluted) at end of period	47,720,569	37,178,047

Dilutive EPS	$0.07	$0.04

20. Income Taxes (Restated)

The components of income expense (benefit) for the years ended December 31, 2014 and 2013 are as follows:

	Deferred	Current	Total
2014
Federal	$-	$-	$-
States and Local	-	480	480
Foreign	-	-	-
Total	$-	$480	$480

2013
Federal	$-	$-	$-
States and Local	-	177	177
Foreign	-	-	-
Total	$-	$177	$177

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

	2014	2013
	(Restated)	(Restated)

Net income before income tax	$16,665	$7,219

US federal income tax rate	34%	34%

Expected U.S. Federal income tax (recovery)	5,666	2,454
Permanent differences / discrete items	813	179
State income tax (net of federal benefit)	317	117
Change in effective tax rate	-	1,123
Valuation allowance	(3,298)	(2,422)
Noncontrolling interests	(4,446)	(1,862)
Others	1,428	588
Total tax expense	$480	$177

The table below sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities that are reported in our consolidated balance sheets:

	2014	2013
	(Restated)	(Restated)
Deferred tax assets:
Goodwill	$16,781	$19,403
Intangibles	1,163	1,417
Net operating loss carryforwards – U.S.	14,043	13,967
Interest carry-forward	1,351	1,351
Net operating loss carryforwards – Foreign	8,234	8,687
Allowance for bad debts	397	394
Valuation allowance	(41,969)	(45,219)
Net deferred tax assets	$-	$-

There was a full valuation allowance as of December 31, 2014 and 2013, respectively. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the scheduled reversal of deferred tax liabilities, management believes a full valuation allowance is necessary at December 31, 2014 and 2013, respectively.

The Company has Canadian net operating loss carryforwards of approximately $38.2 million which will begin to expire in 2028 and U.S. net operating loss carryforwards of approximately $41.3 million which will begin to expire in 2030. On September 30, 2010 the Company issued 18,778,446 common shares to entities controlled by the Company’s Chairman resulting in a change of ownership greater than 50%. As a result, the U.S. net operating losses are limited by the Internal Revenue Code. In addition, the Company has approximately $4.0 million in interest carry-forwards that have no expiration date.

The Company had no material uncertain tax positions at December 31, 2014 or 2013.

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

In 2013, the Company entered into a Management Services Agreement (“MSA”) with Northstar Pain Management P.A. (“NSPM”) NSPM is owned by the Company’s Chairman. Operation of NSPM is designed to support the Company’s marketing campaigns. As part of the MSA, the Company provides comprehensive management services to NSPM. At December 31, 2014, the Company is owed $0.6 million from NSPM.

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

Certain of the sellers of Athas are current employees of Athas, including its CEO, Chris Lloyd. The sellers of Athas entered into promissory note with the Company for $12.0 million, as mentioned in a previous footnote.

Certain members of the Company are also members of North American Laserscopic Spine Institute (“NALSI”). In June 2014, NALSI entered into a line of credit agreement with Athas, whereby NALSI may draw up to $0.9 million. The line of credit is subject to 10.00% interest rate and matures on June 9, 2018. The outstanding balance as of December 31, 2014 is $0.5 million.

Nobilis maintains certain consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities These agreements are paid directly out of those entities in which the physicians hold an ownership percentage.

The related party transactions mentioned above are measured at exchange amounts agreed upon by both parties.

22. Supplemental Cash Flow Information

The changes in operating assets and liabilities for the years ended December 31, 2014 and 2013 are comprised of the following:

	2014	2013

Trade accounts receivable	$(20,958)	$(4,191)
Medical supplies	(27)	(252)
Prepaids and other current assets	(2,799)	(253)
Other long-term assets	466	(176)
Trade accounts payable and accrued liabilities	2,841	2,712
Other current liabilities	1,340	43
Other long-term liabilities	(8)	(2)
Total	$(19,145)	$(2,119)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$165	$100
Cash paid for interest	$216	$97

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$696	$224
Non-cash acquisition of property and equipment	$2,271	$-
Non-cash acquisition of intangibles and goodwill	$7,206	$-

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

24. Warrants and Options Liabilities (Restated)

Warrants and Options Issued in Private Placements

As discussed in Note 15, the Company issued warrants and compensatory options in connection with private placements completed in December 2013 and September 2014. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock in accordance with ASC 815-40-15-7I. Hence, these warrants and options are classified as liabilities under the caption “Warrants and Options Liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant and stock option liabilities”.

The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date thereafter using the Black Scholes pricing model with the following inputs:

	December 31,	December 31,
	2014	2013
Risk free interest rate	0.13% - 0.67%	0.34% - 0.38%
Expected life in years	1-2	2
Expected volatility	73% - 146%	145% - 146%
Expected dividend yield	0%	0%

The changes in fair value of the warrants and options liability during the years ended December 31, 2014 and 2013 were as follows:

Balance at January 1, 2013	$-
Issuance of warrants and options	2,843
Change in fair value recorded in earnings	(442)
Balance at December 31, 2013	$2,401

Issuance of warrants and options	$2,143
Change in fair value recorded in earnings	3,721
Transferred to equity upon exercise	(1,608)
Balance at December 31, 2014	$6,657

During the year ended December 31, 2014, the Company issued 2,931,250 shares for the exercise of the warrants at Cnd$1.10 per share and 274,755 shares for the exercise of options at Cnd$0.95 per share for a total of 3,206,005 shares.

The following warrants and options were outstanding at December 31, 2014:

	Exercise	Number of	Remaining
	price in	warrants and	contractual
	Cnd$	options	life (years)
2013 Options	Cnd$0.95	135,620	1.00
2014 Warrants	Cnd$1.80	2,784,200	1.75
2014 Options	Cnd$1.37	389,788	1.75
Total outstanding at December 31, 2014		3,309,608

Options Issued to Non-Employees

As discussed in Note 16, in 2014 the Company issued options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At December 31, 2014, there were 710,000 options issued and outstanding to these non-employees.

Under U.S. GAAP, the value of these option awards is determined at the performance completion date. The Company recognizes expense for the estimated total value of the awards during the period from their issuance until performance completion since the professional services are being rendered during this time. The total expense recognized is adjusted to the final value of the award as

The estimated and final values of the option awards are determined using the Black Scholes pricing model with the following inputs:

December 31,
2014
Risk free interest rate	0.53% - 2.00%
Expected life of warrants and options	2-6 years
Expected volatility	113% - 127%
Expected dividend yield	0%

The Company recorded expense for non-employee stock options of $0.8 million for the year ended December 31, 2014.

After the performance completion date, options issued to non-employees will be reclassified from equity to liabilities. Under U.S. GAAP, such options may not be considered indexed to our stock in accordance with ASC 815-40-15-7I because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and Stock Option Liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Statements of Operations under the caption “Change in fair value of warrant and stock option liabilities”. At December 31, 2014, there were no unexercised non-employee options requiring liability classification as the performance completion date has not been reached.

25. Subsequent Events

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

We have evaluated subsequent events through April 2, 2015, the date the consolidated financial statements were issued.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.           Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the " Exchange Act ") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

The Company’s management carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this annual report. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of December 31, 2014. Subsequent to that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the subsequently-discovered material weakness in our internal control over financial reporting described below. Accordingly, management is restating its conclusions in this Form 10-K/A.

Management identified the following material weaknesses as of December 31, 2014:

•

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. GAAP necessary to support our operations; and

•

We did not apply the appropriate level of review and oversight to the accounting and disclosure for significant, infrequently occurring transactions such as for business combinations and private placements.

Remediation Plan

In light of these material weaknesses, in preparing our financial statements as of and for the years ended December 31, 2014 and 2013, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-K/A have been prepared in accordance with U.S. GAAP.

Our management has been actively engaged in remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended to address the identified material weaknesses and to enhance our overall control environment.

•	On July 9, 2015, we appointed Mr. Kenneth Klein to serve as the Company's Chief Financial Officer. Our previous CFO, assumed other responsibilities with our accounting and finance organization.
•

During the third quarter of 2015, the Company strengthened its accounting and financial reporting group with the addition of five new professionals with knowledge, experience, and training in the application of U.S. GAAP to our accounting and finance organization. This group is complemented by the engagement during the fourth quarter of 2015 of third-party accounting specialists who will assist us with significant, infrequently occurring transactions.

•	We are currently reviewing and implementing remediation steps providing for more detailed supervisory review processes as part of our financial statement close process.

The Company’s management believes that the foregoing efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or to modify the remediation plan described above.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those controls determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our executive management team, together with our Board of Directors, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identified material weakness regarding personnel and oversight of significant, infrequently occurring transactions.

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

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Compensation, Nominating and Corporate Governance Committee

Our Compensation, Nominating and Corporate Governance Committee consists of Jennifer Pfahler (Chair), Thomas O. Foster, III and Richard Ganley. The committee is governed by a Compensation, Nominating and Corporate Governance Committee Charter adopted by our board and which is available in the corporate governance section of our website at http://www.nobilishealth.com/ ..

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

Audit Committee

Our Audit Committee discusses with management and our outside auditors the financial information developed by us, our systems of internal controls and our audit process. Our Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with our Audit Committee (both with and without the presence of management) to review and discuss various matters pertaining to our Audit, including our financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by us. Our Audit Committee preapproves all audit services to be provided to us, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to us by the independent auditor. Our Audit Committee coordinates our board of directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of conduct. Our Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of our company of concerns regarding questionable accounting or auditing matters. Our Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved by our Audit Committee. Our Audit Committee is authorized, without further action by our board, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. Our board has adopted a written charter for our Audit Committee, which is available in the corporate governance section of our website at http://www.nobilishealth.com/ .

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Donald Kramer 4120 Southwest Freeway, Suite 150 Houston TX 77027	19,372,282 Common	32.2%
Harry Fleming 4120 Southwest Freeway, Suite 150 Houston TX 77027	4,996,755 Common	8.3%
Chris Lloyd 4120 Southwest Freeway, Suite 150 Houston TX 77027	3,566,434 Common	6.0%
Richard Ganley 4120 Southwest Freeway, Suite 150 Houston TX 77027	55,200 Common	0.1%
Thomas O. Foster, III 4120 Southwest Freeway, Suite 150 Houston TX 77027	126,788 Common	0.2%
Andy Chen 4120 Southwest Freeway, Suite 150 Houston TX 77027	303,000 Common	0.5%
Directors and Executive Officers as a Group	28,470,456 Common Shares	47.1%

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

On January 1, 2011 and as amended and restated on March 6, 2012, Northstar Subco entered into a promissory note with Donald Kramer, our Chief Executive Officer in the amount of $1,692,565.00 with interest accruing at 5.25%. This note is in good standing.

On June 20, 2013, Northstar Acquisitions entered into a promissory note with Harry Fleming, our then Chief Financial Officer in the amount of $150,000 with interest accruing at 5.5%. Per the terms of the note, no payment on the principal is owed until June 30, 2017. The note currently is in good standing.

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

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation
3.1(1)	Certificate of Incorporation.
3.2(1)	Notice of Articles.
3.3(1)	Articles.
(10)	Material Contracts
10.1(1)	Sale and Repurchase Agreement between Northstar Healthcare Inc. and Northstar Healthcare Holding, Inc, dated May 17, 2007.
10.2(1)	Employment Agreement between Northstar Healthcare Acquisitions and Donald Kramer, dated October 1, 2014
10.3(1)	Second Amended and Restated Promissory Note between Northstar Healthcare Subco and Donald Kramer, dated March 6, 2013.
10.4(1)	Promissory Note between Northstar Healthcare Acquisitions and Harry Fleming, dated June 30, 2013.
10.5 (1)	Employment Agreement between Northstar Healthcare Acquisitions and Harry Fleming, dated October 1, 2014.
10.6(1)	Employment Agreement between Northstar Healthcare Acquisitions and Chris Lloyd, dated November 26, 2014.
10.7(1)	Agency Agreement between Northstar Healthcare Inc. and PI Financial Corp. dated December 16, 2013.
10.8(1)	Agency Agreement between Northstar Healthcare Inc. and PI Financial Corp. dated September 26, 2014.
10.9(1)	Master Agreement by and between First Surgical Partners Holdings, Inc. and Northstar Healthcare Inc. dated September 2, 2014.
10.10(1)	Amendment to Master Agreement by and between First Surgical Partners Holdings, Inc. and Northstar Healthcare Inc. dated September 2, 2014.
10.11(1)	Lease Agreement between Cole River Oaks, Ltd. and Northstar Healthcare, Inc.
10.12(1)	Assignment and Assumption of Base Year Medical Office Building between NHSC-Scottsdale, LLC and Brown Medical Center, Inc, dated January 8, 2014.
10.13(1)	Medical Office Building Lease Agreement between Southwest Professional Building, Ltd. and Microsurgery Institute LLC dated June 1, 2012.
10.14(1)	Assignment and Assumptions of Lease between Microsurgery Institute LLC and Northstar Healthcare Inc. dated December 1, 2013.
10.15(1)	Sublease between Northstar Healthcare Inc. and NHS ASC- Dallas, LLC dated December 1, 2013.
10.16(1)	Retail Lease Bissonnett Shopping Center, Suite 4811 4803-B Bissonnet, Houston, Texas 77401 between Lenox Hill Holdings, Ltd. and First Street Surgical Center dated January 2005.
10.17(1)	First Amendment to Lease between Lenox Hill Holdings, Ltd. and First Street Surgical Center dated August 25, 2010.
10.18(1)	Second Amendment to Lease between Lenox Hill Holdings, Ltd. and First Street Surgical Center dated February 1, 2012.

Exhibit	Description
Number
10.19(1)	Second Amendment to Lease between Lenox Hill Holdings, Ltd. and First Street Surgical Center dated November 29, 2013.
10.20(1)	Assignment of Lease between First Street Surgical Center and First Nobilis, LLC date September 29, 2014.
10.21(1)	Building Lease between First Street Holdings, Ltd. and First Street Hospital LP dated September 17, 2006.
10.22(1)	Second Amendment to Lease Agreement First Street Holdings, Ltd. and First Street Hospital LP dated December 1, 2013.
10.23(1)	Assignment of Lease between First Street Hospital LP and First Nobilis, LLC date September 29, 2014.
10.24(1)	Lease Agreement between Lenox Hill Holdings, Ltd. and First Street Hospital, LP dated December 1, 2103.
10.25(1)	Assignment of Lease between First Street Hospital LP and First Nobilis, LLC date September 29, 2014.
10.26(1)	Building Lease between Islington, Ltd. and First Street Surgical Center, LP dated April 1, 2013.
10.27(1)	First Amendment to Lease between First Street Holdings, Ltd. and First Street Surgical Center, LP dated April 1, 2013.
10.28(1)	Second Amendment to Lease between First Street Holdings, Ltd. and First Street Surgical Center, LP dated December 1, 2013.
10.29(1)	Assignment of Lease between First Street Surgical Center, LP and First Nobilis, LLC date September 29, 2014.
10.30(1)	Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated August 5, 2009.
10.31(1)	First Amendment to Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated June 22, 2010.
10.32(1)	Second Amendment to Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated October 7, 2010.
10.33(1)	Third Amendment to Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated June 30, 2011.
10.34(1)	Membership Interest Purchase Agreement between Northstar Healthcare Subco, LLC, Northstar Healthcare Inc., Athas Health, LLC and the Individual Seller Parties dated November 26, 2014.
10.35(1)	Security Agreement dated November 26, 2014.
10.36(1)	Secured Promissory Note dated November 26, 2014.
10.37(1)	Registration of Rights Agreement dated November 26, 2014.
10.38(1)	NHC ASC – Dallas, LLC Company Agreement.
10.39(1)	Third Amended and Restated Agreement of Limited Partnership of Medical Ambulatory Surgical Suite, LP.
10.40(1)	Credit Agreement between Northstar Healthcare Surgery Center- Houston, LLC and Compass Bank.
10.41(2)	First Amended Employment Agreement between Northstar Healthcare Acquisitions and Harry

Exhibit	Description
Number
Fleming, dated October 1, 2014.
10.42(2)	Confidential Executive Transition Agreement between Northstar Healthcare Acquisitions and Donald Kramer, dated December 1, 2014.
10.43(2)	Employment Agreement between Northstar Healthcare Acquisitions and Andy Chen, dated August 1, 2014.
(14)	Code of Ethics
14.1(3)	Code of Business Conduct and Ethics.
(21)	Subsidiaries of the Registrant
21.1(3)	Subsidiaries of the Registrant
(23)	Consents of Experts and Counsel
23.1*	Consent of Independent Registered Public Accounting Firm, Calvetti Ferguson P.C.
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer.
31.2*	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer.
32.2*	Section 906 Certification by Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data File
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* filed herewith

(1)	Incorporated by reference to our Form 10, Registration of Securities filed on December 23, 2014
(2)	Incorporated by reference to our Form 10/A, Registration of Securities filed on January 29, 2015
(3)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on April 2, 2015
(3)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on April 2, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOBILIS HEALTH CORP.
(Registrant)

Dated: January 12, 2016	/s/ Harry Fleming
Harry Fleming
Chief Executive Officer
(Principal Executive Officer)

Dated: January 12, 2016	/s/ Kenneth Klein
Kenneth Klein
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 12, 2016	/s/ Steve Ozonian
Steve Ozonian
Chairman of the Board and Director

Dated: January 12, 2016	/s/ Harry Fleming
Harry Fleming
Director

Dated: January 12, 2016	/s/ Rich Ganley
Rich Ganley
Director

Dated: January 12, 2016	/s/ Jennifer Hauser
Jennifer Hauser
Director