Form 10-Q/A
period 2015-03-31
Nobilis Health Corp.
filed 2016-01-13
CIK 1409916

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

COMMISSION FILE NUMBER: 001-37349

NOBILIS HEALTH CORP.
(Exact name of registrant as specified in its charter)

British Columbia	98-1188172
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11700 Katy Freeway, Suite 300	77079
(Address of principal executive offices)	(Zip Code)

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
62,166,553 common shares as of May 12, 2015.

EXPLANATORY NOTE

As described in the Current Report on Form 8-K filed on January 5, 2016, we are filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A” or "Amended Filing") to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2015 (the “Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures for the three months ended March 31, 2015. This Form 10-Q/A also amends certain other Items in the Original Filing, as listed below.

Background

We are filing this Form 10-Q/A to: (i) correct management’s evaluation of the effectiveness of the Company's disclosure controls and procedures included under Part I — Item 4 as a result of the identification of a material weakness that existed as of March 31, 2015; and (ii) restate the financial statements as a result of the identification of errors related to: (1) accounting for warrants and options issued in the Company’s private placements in 2013 and 2014 and options granted to non-employees; (2) business combination accounting with respect to the Athas and First Nobilis transactions that occurred in December and September 2014, respectively, (3) reclassification of contingently redeemable noncontrolling interests to temporary equity, (4) share-based compensation matters and (5) calculations of fully diluted shares outstanding for application of the treasury stock method. As a result of the decision to file this amended filing, we are taking this opportunity to also correct other errors that were previously uncorrected. In addition, conforming changes occur throughout the Amended Filing because of changes to the financial statements. Accordingly, we hereby amend and replace in its entirety Part I—Item 4 (Controls and Procedures) of the Original Filing and have made some amendments to Part I — Item 1 (Financial Statements), Part I — Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part II - Item 1A (Risk Factors) and Part II - Item 6 (Exhibits) of the Original Filing. For the convenience of the reader, this 10-Q/A sets forth the Original Filing, as modified and superseded where necessary to reflect these revisions. The restatement is further discussed in Note 2 to the Company’s financial statements included in Part I – Item 1 – Financial Statements contained herein.

Our management has determined that there was a deficiency in our internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at March 31, 2015. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I - Item 4 included in this Form 10-Q/A.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. Accordingly, the Registrant hereby amends Part II - Item 6 of the Original Filing to reflect the filing of the new certifications.

Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events and any forward-looking statements represent management's views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. Accordingly, this Amended Filing should be read in conjunction with the Registrant's filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2015	2014
	(Restated)	(Restated)
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,631	$7,568
Trade accounts receivable, net	38,482	40,461
Medical supplies	1,444	1,412
Prepaid expenses and other current assets	3,167	3,554
Total current assets	54,724	52,995
Property and equipment, net	6,404	9,087
Intangible assets, net	19,288	19,609
Goodwill	20,888	21,589
Notes receivable	686	659
Investments in associates	2,365	880
Other long-term assets	125	234
Total Assets	$104,480	$105,053

Liabilities, Contingently Redeemable Noncontrolling Interests and Equity
Current Liabilities:
Trade accounts payable	$5,961	$10,528
Accrued liabilities	7,462	8,558
Lines of credit	-	5,420
Subordinated notes payable	-	635
Current portion of warrant and stock option liabilities	378	300
Current portion of debt	655	3,437
Current portion of capital leases	245	257
Other current liabilities	60	1,485
Total current liabilities	14,761	30,620
Long-term capital leases, net of current portion	526	573
Long-term debt, net of current portion	18,715	10,582
Warrant and option liabilities, net of current portion	6,942	6,357
Other long-term liabilities	310	252
Total liabilities	41,254	48,384

Contingently redeemable noncontrolling interests	15,502	12,867

Shareholders' Equity:
Common stock (no par value; authorized unlimited shares, 61,207,615 and 59,418,227 shares issued and outstanding, respectively)	-	-
Additional paid in capital	184,175	176,356
Accumulated deficit	(140,716)	(136,576)
Accumulated other comprehensive loss	(98)	(111)
Total shareholders’ equity attributable to Nobilis Health Corp.	43,361	39,669
Noncontrolling interests	4,363	4,133
Total shareholders' equity	47,724	43,802
Total Liabilities, Contingently Redeemable Noncontrolling Interests and Equity	$104,480	$105,053

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)
(Unaudited)

	Three months ended March 31,
	2015	2014
	(Restated)	(Restated)

Revenues:
Patient and net professional fees	$35,058	$12,121
Contracted marketing revenues	810	-
Factoring revenues	1,983	-
Total revenue	37,851	12,121
Cost of revenues	61	-
Gross Profit	37,790	12,121
Operating expenses:
Salaries and benefits	7,644	1,915
Drugs and supplies	4,949	1,564
General and administrative	13,198	5,906
Depreciation and amortization	637	298
Total operating expenses	26,428	9,683
Corporate costs:
Salaries and benefits	991	559
General and administrative	5,991	556
Legal expenses	471	271
Depreciation	26	32
Total corporate costs	7,479	1,418
Income from operations	3,883	1,020
Other expense (income):
Interest expense	490	53
Change in fair value of warrant and option liabilities	3,374	(374)
Other income, net	(135)	19
Total other expense	3,729	(302)
Net income before income taxes and noncontrolling interests	154	1,322
Income tax	152	80
Net income	2	1,242
Net income attributable to noncontrolling interests	4,497	1,359
Net loss attributable to Nobilis Health Corp.	$(4,495)	$(117)
Net loss per basic common share	$(0.07)	$-
Net loss per fully diluted common share	$(0.07)	$-
Weighted average shares outstanding (basic)	60,191,831	43,190,620
Weighted average shares outstanding (fully diluted)	60,191,831	43,190,620

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
	(Restated)	(Restated)

Net income	$2	$1,242
Other comprehensive income (loss):
Foreign currency translation adjustments	13	(109)
Total other comprehensive income (loss)	13	(109)
Comprehensive income	15	1,133
Less comprehensive income attributable to noncontrolling interest	(4,497)	(1,359)
Comprehensive loss attributable to Nobilis Health Corp.	$(4,482)	$(226)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2	$1,242
Adjustments to reconcile net income attributable to Nobilis to net cash provided by operating activities:
Depreciation and amortization	663	330
Change in fair value of warrant and option liabilities	3,374	(374)
Foreign currency gain (loss)	13	(109)
Share-based compensation	3,410	52
Changes in operating assets and liabilities:
Trade accounts receivable	1,884	1,527
Medical supplies	(32)	(83)
Prepaids and other current assets	(1,254)	(186)
Other long-term assets	47	463
Trade accounts payable and accrued liabilities	(4,407)	(620)
Other current liabilities	(51)	-
Other long-term liabilities	58	(43)
Net cash provided by operating activities	3,707	2,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(487)	(581)
Purchase of investment in associate	-	(150)
Purchase of interest acquired in subsidiaries, net of cash acquired	-	(346)
Note receivable	(27)	-
Deconsolidation of imaging centers and urgent care clinic	(166)	-
Net cash used for investing activities	(680)	(1,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(1,940)	(803)
Proceeds from exercise of stock options	142	28
Proceeds from exercise of stock warrants	2,169	-
Payments on capital lease obligations	(59)	(11)
Proceeds from debt and lines of credit	20,000	-
Payments of debt and lines of credit	(18,645)	-
Deferred financing fees	(631)	-
Net cash provided by (used for) financing activities	1,036	(786)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,063	336
CASH AND CASH EQUIVALENTS — Beginning of period	7,568	5,602
CASH AND CASH EQUIVALENTS — End of period	$11,631	$5,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$600	$69

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$-	$224
Non-cash acquisition of property and equipment	$-	$2,271
Non-cash acquisition of goodwill	$-	$701
Non-cash deconsolidation of property and equipment	$2,828	$-
Non-cash deconsolidation of goodwill	$701	$-

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

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014 (the “Annual Report”) filed on January 12, 2016 (the “10-K/A”). If not materially different, certain footnote disclosures included in the 10-K/A have been omitted from this 10-Q/A.

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

2. Restatement of Condensed Consolidated Financial Statements

On December 29, 2015, our Audit Committee of the Board of Directors, after consultation with management and the Company's predecessor auditors concluded that the Company's financial statements as of and for the three months ended March 31, 2015 and 2014, should be restated because the financial statements did not properly account for the following items:

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

At December 31, 2013, the warrant and stock option liabilities recognized for the proper application of ASC 815-40 in the Company’s balance sheet totaled $2.4 million. During the quarter ended March 31, 2014, $374 thousand of income was recognized for decreases in the value of such liabilities through March 31, 2014.

At December 31, 2014, the warrant and stock option liabilities recognized for the proper application of ASC 815-40 in the Company’s balance sheet totaled $6.7 million. During the quarter ended March 31, 2015, $3.4 million of expense was recognized for increases in the value of such liabilities through March 31, 2015.

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

The impact of the proper application of ASC 310-10-25-3 as of the date of acquisition was a decrease in acquired accounts receivable of $1.7 million, a reduction in accrued liabilities of $0.3 million and a corresponding increase in goodwill of $1.4 million. This correction of the Company’s accounting policies will impact the timing of revenue recognition in the future. Revenues and accounts receivable as of and for the three months ended March 31, 2015 increased by $735 thousand for this reason.

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

The impact of the proper application of ASR 268 is a reclassification of $15.5 million of contingently redeemable noncontrolling interests from “permanent” equity to “temporary” or mezzanine equity at March 31, 2015 and $12.9 million at December 31, 2014.

•

Other Adjustments – We have also identified and made correction for certain other accounting matters affecting our previous financial statements. These include (i) corrections for stock-based compensation expense for expected term, forfeitures and related assumptions in determining the grant date valuations of option awards, (ii) corrections to the accounting for options issued to non-employees to measure such awards as of the date that performance was completed, and (iii) corrections to the calculations of fully diluted shares outstanding for application of the treasury stock method. The combined impact of these other corrections was an increase in compensation expense of $4 thousand for the quarter ended March 31, 2014 and an increase of $621 thousand for the quarter ended March 31, 2015.

Along with restating our financial statements as of and for the fiscal years ended December 31, 2013 and 2014 to correct the errors discussed above, we have recorded adjustments for certain previously identified accounting errors related to the periods covered by this Form 10-Q/A. In conjunction with our need to restate our financial statements as a result of the errors noted above, we have determined that it would be appropriate to make adjustments within this Form 10-Q/A for all such previously unrecorded adjustments.

We initially became aware of the above matters as part of the preparation of our financial statements during the third quarter of 2015 and review by the Company’s newly engaged independent registered public accounting firm. The adjustments do not impact the Company's previously reported cash, cash equivalents or cash flows from operating, financing or investing activities. Overall, the adjustments increased revenue by $735 thousand for the three months ended March 31, 2015.

The Company has restated certain amounts included in these financial statements as follows:

	As of March 31, 2015			As of December 31, 2014
	As			As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Assets
Current Assets:
Cash and cash equivalents	$11,631	$-	$11,631	$7,568	$-	$7,568
Trade accounts receivable, net	39,700	(1,218)	38,482	42,175	(1,714)	40,461
Medical supplies	1,444	-	1,444	1,412	-	1,412
Prepaid expenses and other	3,167	-	3,167	3,554	-	3,554
Total current assets	55,942	(1,218)	52,995	54,709	(1,714)	52,995
Property and equipment, net	6,404	-	6,404	9,087	-	9,087
Intangible assets, net	19,222	66	19,288	19,543	66	19,609
Goodwill	21,769	(881)	20,888	22,470	(881)	21,589
Notes receivable	686	-	686	659	-	659
Investments in associates	2,365	-	2,365	880	-	880
Other long-term assets	125	-	125	234	-	234
Total Assets	$106,513	$(2,033)	$104,480	$107,582	$(2,529)	$105,053
Liabilities, Contingently Redeemable Noncontrolling Interests and Equity
Current Liabilities:
Trade accounts payable	$5,961	$-	$5,961	$10,528	$-	$10,528
Accrued liabilities	8,240	(778)	7,462	9,112	(554)	8,558
Lines of credit	-	-	-	5,420	-	5,420
Subordinated notes payable	-	-	-	635	-	635
Current portion of warrant and stock option liabilities	-	378	378	-	300	300
Current portion of debt	655	-	655	3,437	-	3,437
Current portion of capital leases	245	-	245	257	-	257
Other current liabilities	60	-	60	1,485	-	1,485
Total current liabilities	15,161	(400)	14,761	30,874	(254)	30,620
Long-term capital leases, net of current portion	526	-	526	573	-	573
Long-term debt, net of current portion	18,715	-	18,715	10,582	-	10,582
Warrant and stock option liabilities, net of current portion	-	6,942	6,942	-	6,357	6,357
Other long-term liabilities	310	-	310	252	-	252
Total liabilities	34,712	6,542	41,254	42,281	6,103	48,384
Contingently redeemable noncontrolling interests		15,502	15,502	-	12,867	12,867
Shareholders' Equity:
Common stock, no par value	-	-	-	-	-	-
Additional paid in capital	183,780	395	184,175	179,293	(2,937)	176,356
Accumulated deficit	(133,724)	(6,992)	(140,716)	(132,866)	(3,710)	(136,576)
Accumulated other comprehensive income (loss)	(98)	-	(98)	(111)	-	(111)
Total shareholders’ equity attributable to Nobilis Health Corp.	49,958	(6,597)	43,361	46,316	(6,647)	39,669
Noncontrolling interests	21,843	(17,480)	4,363	18,985	(14,852)	4,133
Total shareholders' equity	71,801	(24,077)	47,724	65,301	(21,499)	43,802
Total Liabilities, Contingently Redeemable Noncontrolling Interests and Equity	$106,513	$(2,033)	$104,480	$107,582	$(2,529)	$105,053

	Quarter Ended March 31, 2015			Quarter Ended March 31, 2014
	As			As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenues:
Patient and net professional fees	$35,058	$-	$35,058	$12,121	$-	$12,121
Contracted marketing revenues	810	-	810	-	-	-
Factoring revenues	1,248	735	1,983	-	-	-
Total revenue	37,116	735	37,851	12,121	-	12,121
Cost of revenues	61	-	61	-	-	-
Gross Profit	37,055	735	37,790	12,121	-	12,121
Operating expenses:
Salaries and benefits	7,644	-	7,644	1,915	-	1,915
Drugs and supplies	4,949	-	4,949	1,564	-	1,564
General and administrative	13,183	15	13,198	5,906	-	5,906
Depreciation and amortization	637	-	637	298	-	298
Total operating expenses	26,413	15	26,428	9,683	-	9,683
Corporate costs:
Salaries and benefits	991	-	991	559	-	559
General and administrative	5,370	621	5,991	552	4	556
Legal expenses	471	-	471	271	-	271
Depreciation	26	-	26	32	-	32
Total corporate costs	6,858	621	7,479	1,414	4	1,418
Income from operations	3,784	99	3,883	1,024	(4)	1,020
Other expense (income):
Interest expense	490	-	490	53	-	53
Change in fair value of warrant and stock option liabilities	-	3,374	3,374	-	(374)	(374)
Other income, net	(135)	-	(135)	19	-	19
Total other expense	355	3,374	3,729	72	(374)	(302)
Net income before income taxes and noncontrolling interests	3,429	(3,275)	154	952	370	1,322
Income tax	152	-	152	80	-	80
Net income	3,277	(3,275)	2	872	370	1,242
Net income attributable to noncontrolling interests	4,490	7	4,497	1,359	-	1,359
Net loss attributable to Nobilis Health Corp.	$(1,213)	$(3,282)	$(4,495)	$(487)	$370	$(117)
Net loss per basic common share	$(0.02)	$(0.05)	$(0.07)	$(0.01)	$0.01	$-
Net loss per fully diluted common share	$(0.02)	$(0.05)	$(0.07)	$(0.01)	$0.01	$-
Weighted average shares outstanding (basic)	60,191,831	-	60,191,831	43,190,620	-	43,190,620
Weighted average shares outstanding (fully diluted)	60,191,831	-	60,191,831	43,190,620	-	43,190,620

	Quarter Ended March 31, 2015			Quarter Ended March 31, 2014
	As			As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,277	$(3,275)	$2	$872	$370	$1,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	663	-	663	330	-	330
Change in fair value of warrant and stock option liabilities	-	3,374	3,374	-	(374)	(374)
Foreign currency gain (loss)	13	-	13	(109)	-	(109)
Share-based compensation	2,789	621	3,410	48	4	52
Changes in operating assets and liabilities:	-	-	-	-	-	-
Trade accounts receivable	2,380	(496)	1,884	1,527	-	1,527
Medical supplies	(32)	-	(32)	(83)	-	(83)
Prepaids and other current assets	(1,254)	-	(1,254)	(186)	-	(186)
Other long-term assets	47	-	47	463	-	463
Trade accounts payable and accrued liabilities	(4,183)	(224)	(4,407)	(620)	-	(620)
Other current liabilities	(51)	-	(51)	-	-	-
Other long-term liabilities	58	-	58	(43)	-	(43)
Net cash provided by operating activities	3,707	-	3,707	2,199	-	2,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(487)	-	(487)	(581)	-	(581)
Purchase of investment in associate	-	-	-	(150)	-	(150)
Purchase of interest acquired in subsidiaries, net of cash acquired	-	-	-	(346)	-	(346)
Note receivable	(27)	-	(27)	-	-	-
Deconsolidation of imaging centers and urgent care clinic	(166)	-	(166)	-	-	-
Net cash used for investing activities	(680)	-	(680)	(1,077)	-	(1,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(1,940)	-	(1,940)	(803)	-	(803)
Proceeds from exercise of options	142	-	142	28	-	28
Proceeds from exercise of warrants	2,169	-	2,169	-	-	-
Payments on capital lease obligations	(59)	-	(59)	(11)	-	(11)
Proceeds from debt and lines of credit	20,000	-	20,000	-	-	-
Payments of debt and lines of credit	(18,645)	-	(18,645)	-	-	-
Deferred financing fees	(631)	-	(631)	-	-	-
Net cash provided by (used for) financing activities	1,036	-	1,036	(786)	-	(786)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,063	-	4,063	336	-	336
CASH AND CASH EQUIVALENTS — Beginning	7,568	-	7,568	5,602	-	5,602
CASH AND CASH EQUIVALENTS — Ending	$11,631	$-	$11,631	$5,938	$-	$5,938

The adjustments also affect tables and disclosures within Notes 5, 7, 8, 11, 12, 13 and 15 as labeled therein.

3. Deconsolidations

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

4. Investments in Associates

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

5. Trade Accounts Receivable (Restated)

A detail of accounts receivable as of March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014
	(Restated)	(Restated)

Trade accounts receivable	$39,526	$40,985
Allowance for doubtful accounts	(1,384)	(1,391)
Receivables transferred	(596)	(873)
Receivables purchased	936	1,740
Trade accounts receivable, net	$38,482	$40,461

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

7. Intangible Assets (Restated)

Intangible assets at March 31, 2015 and December 31, 2014 consist of the following:

		March 31, 2015				December 31, 2014
		(Restated)				(Restated)

	Term	Historical	Accumulated	Accumulated	Net Book	Historical	Accumulated	Accumulated	Net Book
	(in years)	Cost	Amortization	Impairment	Value	Cost	Amortization	Impairment	Value
Definite Life
Non-compete agreements	10-15	$2,765	$909	$-	$1,856	$2,765	$857	$-	$1,908
Internally developed software	5	1,980	132	-	1,848	1,980	33	-	1,947
Trade secret methodology	10	5,620	191	-	5,429	5,620	47	-	5,573
Physician relationships	15-20	2,800	82	-	2,718	2,800	47	-	2,753
Unfavorable lease	8	(290)	(20)	-	(270)	(290)	(11)	-	(279)

Indefinite Life			-	-
Tradenames		1,000	-	-	1,000	1,000	-	-	1,000
Trademark		5,610	-	-	5,610	5,610	-	-	5,610
Medicare license		8,498	-	7,401	1,097	8,498	-	7,401	1,097
Total		$27,983	$1,294	$7,401	$19,288	$27,983	$973	$7,401	$19,609

8. Goodwill (Restated)

The following tables provide information on changes in the carrying amount of goodwill, which is included in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Restated)	(Restated)
Cost	$35,188	$35,889
Accumulated impairment	(14,300)	(14,300)
Total	$20,888	$21,589

Cost	March 31, 2015	December 31, 2014
BALANCE - beginning of period	$35,889	$15,528
January 2014 business combination	-	701
September 2014 business combination	-	649
December 2014 business combination	-	19,011
Deconsolidation of imaging centers and urgent care clinic	(701)	-
Total cost	$35,188	$35,889

Accumulated impairment
BALANCE - beginning of period	$(14,300)	$(14,300)
Impairment charges during the period	-	-
Total accumulated impairment	$(14,300)	$(14,300)

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

Long-term debt at March 31, 2015 consisted of the following:

	March 31,	December 31,
	2015	2014
Lines of credit	$-	$5,420
Subordinated notes payable	-	635
Term loan	20,000	14,019
Total debt	20,000	20,074
Less: current portion	655	9,492
Less: amortized loan fees	630	-
Long-term debt, net of current portion	$18,715	$10,582

11. Share Based Compensation (Restated)

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

(The table above includes 710,000 options issued to non-employees. See Note 13 for discussion regarding the classification of these options in the balance sheet.)

The total intrinsic value of stock options exercised was $1.5 million for the three months ended March 31, 2015. The total intrinsic value for all in-the-money vested outstanding stock options was $1.1 million for the three months ended March 31, 2015.

The Company recorded compensation expense relative to employee stock options of $2.0 million and nil for the three months ended March 31, 2015 and 2014, respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for employee options awarded during the three months ended March 31, 2015.

Three months ended
March 31, 2015
(Restated)

Expected price volatility	114% - 122%
Risk free interest rate	1.34% - 1.77%
Expected annual dividend yield	0%
Expected option term (years)	5 - 6
Expected forfeiture rate	0% - 8.8%
Grant date fair value per share	$2.53 - $3.57

For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.

12. Shareholders’ Equity (Restated)

Earnings per share (“EPS”)

A detail of the Company’s EPS is as follows (in thousands except for share and per share amounts):

	March 31, 2015	March 31, 2014
	(Restated)	(Restated)

Net loss atttibutable to Nobilis Health Corp.	$(4,495)	$(117)

Issued common shares at beginning of period	59,418,227	42,729,547
Effect of investment in subsidiary	-	354,962
Effect of stock based compensation	77,796	106,111
Effect of stock warrants	695,808	-
Weighted average common shares at end of period	60,191,831	43,190,620

Basic net loss per common share	$(0.07)	$-

As the Company is in a loss position for the periods presented, the calculation of dilutive shares is unnecessary, as any increase in weighted-average share amounts would result in an anti-dilutive per share amount.

13. Warrants and Options Liabilities (Restated)

Warrants and Options Issued in Private Placements

The Company issued warrants and compensatory options in connection with private placements completed in December 2013 and September 2014. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock in accordance with ASC 815-40-15-7I. Hence, these warrants and options are classified as liabilities under the caption “Warrants and Options Liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrants and options liability”.

The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date following using the Black Scholes pricing model with the following inputs:

	March 31, 2015	December 31, 2014
Risk free interest rate	0.26% - 0.56%	0.13% - 0.67%
Expected life in years	0.75 – 1.50	1-2
Expected volatility	78% - 80%	73% - 146%
Expected dividend yield	0%	0%

The changes in fair value of the warrants and options liability during the quarter ended March 31, 2015 were as follows (in thousands):

Balance at January 1, 2014	$2,401
Change in fair value recorded in earnings	(374)
Balance at March 31, 2014	$2,027

Balance at January 1, 2015	$6,657
Exercises	(3,179)
Change in fair value recorded in earnings	3,066
Balance at March 31, 2015	$6,544

The following warrants and options were outstanding at March 31, 2015:

		Number of	Remaining
	Exercise price	warrants and	contractual life
	in Cnd$	options	(years)
2013 Options	Cnd$0.95	88,134	0.75
2014 Warrants	Cnd$1.80	1,461,359	1.50
2014 Options	Cnd$1.37	179,660	1.50
Outstanding and exercisable at March 31, 2015		1,729,153

Options Issued to Non-Employees

As discussed in Note 11, the Company has issued options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At March 31, 2015, there were 710,000 options issued and outstanding to these non-employees.

Under U.S. GAAP, the value of these option awards is determined at the performance completion date (e.g. vesting date). The Company recognizes expense for such estimated total value of the awards during the period from their issuance until performance completion since the professional services are being rendered during this time. The total expense recognized is adjusted to the final value of the award as determined on the performance completion date.

The estimated and final values of the option awards are determined using the Black Scholes pricing model with the following inputs:

	March 31, 2015	December 31, 2014
Risk free interest rate	0.26% - 1.37%	0.67% - 2.00%
Expected life of warrants and options	1 – 5 years	2 - 6 years
Expected volatility	74% - 121%	113% - 127%
Expected dividend yield	0%	0%

The Company recorded expense for non-employee stock options of $1.1 million for the quarter ended March 31, 2015. There were no options issued to non-employees before May 2014.

After the performance completion date, options issued to non-employees will be reclassified from equity to liabilities. Under U.S. GAAP, such options may not be considered indexed to our stock in accordance with ASC 815-40-15-7I because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and Option Liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Statements of Operations under the caption “Change in fair value of warrant and option liabilities”. At March 31, 2015, the performance completion date was completed for 166,667 non-employee options. Accordingly, the Company reclassified $468 thousand from equity to liabilities for the value of the options at the performance completion date. At March 31, 2015, these options had increased in value to $776 thousand. The change in value of these options totaling $308 thousand has been recognized in earnings.

14. Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets are expected to be realized. The Company has determined that its deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a full valuation allowance as of March 31, 2015 and December 31, 2014.

Reported tax expense is attributable to current state taxes only.

15. Business Segment Information (Restated)

A summary of the business segment information as of March 31, 2015 is as follows:

	Three months ended March 31, 2015
	(Restated)

	Medical	Marketing &
	Services	Factoring	Corporate	Total

Revenues	$33,844	$4,007	$-	$37,851
Cost of goods sold	-	61	-	61
Gross Profit	33,844	3,946	-	37,790
Operating expenses	23,367	3,061	-	26,428
Corporate costs	-	-	7,479	7,479
Income (loss) from operations	$10,477	$885	$(7,479)	$3,883

Other data:
Depreciation and amortization expense	$289	$348	$26	$663
Interest expense	$-	$79	$411	$490
Income tax expense	$127	$25	$-	$152
Intangible assets	$4,541	$14,747	$-	$19,288
Goodwill	$1,877	$19,011	$-	$20,888
Capital expenditures	$487	$-	$-	$487
Total assets	$59,542	$39,512	$5,426	$104,480
Total liabilities	$7,123	$6,902	$27,229	$41,254

The Company’s Marketing & Factoring segment started in December 2014 following the acquisition of Athas. Prior to the acquisition, the Company operated under one operating segment and therefore, has not presented a prior period comparison of segment information.

16. Related Party

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

17. Litigation

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such disputes or legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

18. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (this “Quarterly Report”) and the documents that are incorporated by reference in this Quarterly Report contain certain forward-looking statements within the meaning of Canadian and United States securities laws, including the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

.	the risk that we may face challenges managing our new Marketing Segment and may not realize anticipated benefits;
.
our ability to successfully maintain effective internal controls over financial reporting, including the impact of material weaknesses identified by management and our ability to remediate such control deficiencies;

.	our ability to implement our business strategy, manage the growth in our business, and integrate acquired businesses;
.	the risk of litigation and investigations, and liability claims for damages and other expenses not covered by insurance;
.	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as costs increase;
.	adverse developments affecting the medical practices of our physician limited partners;
.	our ability to maintain favorable relations with our physician limited partners;
.	our ability to grow revenues by increasing case and procedure volume while maintaining profitability at the Nobilis Facilities;
.	failure to timely or accurately bill for services;
.	our ability to compete for physician partners, patients and strategic relationships;
.	the risk of changes in patient volume and patient mix;
.	the risk that laws and regulations that regulate payments for medical services made by government healthcare programs could cause our revenues to decrease;
.	the risk that contracts are cancelled or not renewed or that we are not able to enter into additional contracts under terms that are acceptable to us;
.	and the risk of potential decreases in our reimbursement rates.

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

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to an mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth elsewhere in this report and in our Form 10-K/A filed on January 12, 2016.

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

Restatement

As discussed in the Explanatory Note and in Note 2 of the Notes to Consolidated Financial Statements included in Part I- Item 1 of this 10-Q/A, we are restating our unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2015. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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
__________________________
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
CASEAND PROCEDURE MIX OF THE NOBILIS FACILITIES
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

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue by	Professional Fee Revenue by
	Payor Mix	Payor Mix

Private insurance and other private pay	94.9%	96.4%
Workers compensation	4.4%	2.8%
Medicare	0.7%	0.8%
Total	100.0%	100.0%

MARKETING & FACTORING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue by	Professional Fee Revenue by
	Payor Mix	Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue by	Professional Fee Revenue by
	Payor Mix	Payor Mix

Private insurance and other private pay	95.0%	96.4%
Workers compensation	4.3%	2.8%
Medicare	0.7%	0.8%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGE OF PATIENT AND NET PROFESSIONAL FEES
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three months ended March 31,
	2015	2014

Revenues:	100%	100%
Cost of revenues	0.2%	0.0%
Gross Profit	99.8%	100%
Operating expenses:
Salaries and benefits	20.2%	15.8%
Drugs and supplies	13.1%	12.9%
General and administrative	34.9%	48.7%
Depreciation and amortization	1.7%	2.5%
Total operating expenses	69.9%	79.9%
Corporate costs:
Salaries and benefits	2.6%	4.6%
General and administrative	15.8%	4.6%
Legal expenses	1.2%	2.2%
Depreciation and amortization	0.1%	0.3%
Total corporate costs	19.7%	11.7%
Income from operations	10.2%	8.4%
Other expense (income):
Interest expense	1.3%	0.4%
Change in fair value of warrant and stock option liabilities	8.9%	-3.1%
Other expense (income), net	-0.4%	0.2%
Total other expense (income)	9.8%	-2.5%
Net income before income taxes and noncontrolling interests	0.4%	10.9%
Income tax	0.4%	0.7%
Net income	0.0%	10.2%
Net income attributable to noncontrolling interests	11.9%	11.2%
Net income attributable to Nobilis Health Corp.	-11.9%	-1.0%

Consolidated Revenues

Our total revenues for the three months ended March 31, 2015, totaled $37.9 million, an increase of $25.8 million or 213.2%, compared to $12.1 million from the prior corresponding period. The Marketing segment accounted for $4.0 million of the increase while the Medical Services segment increased by $21.8 million, or 180.2%, compared to $12.1 million from the prior corresponding period. Growth at our existing facilities, or “same center facilities,” represented $4.7 million of the three month period increase, while the remaining $17.1 million is attributable to newly acquired facilities.

Operating Salaries

Operating salaries and benefits for the three months ended March 31, 2015, totaled $7.6 million, an increase of $5.7 million or 300.0% from the prior corresponding period. The Marketing Segment contributed to $2.3 million of the increase. Staffing costs at newly acquired facilities accounted for $3.3 million of the $5.7 million increase. The remaining $0.1 million increase is attributable to additional staffing at same center facilities driving by increased case volumes. Operating salaries and benefits as a percent of revenues were 20.2% compared to 15.8% in the prior corresponding period reflective of increased staffing needs at newly acquired facilities and Marketing Segment.

Medical supplies

Drugs and medical supplies expense for the three months ended March 31, 2015, totaled $4.9 million, an increase of $3.3 million or 206.3% from the prior corresponding period. Medical supplies costs at newly acquired facilities accounted for $2.6 million of the increase with the remaining $0.7 million attributable to same center growth. Drugs and medical supplies as a percent of revenues increased to 13.1% from 12.9% from the prior corresponding period due to the increased acuity, and associated increased cost of supplies, of the case mix.

Operating General and Administrative

Our operating general and administrative expense for three months ended March 31, 2015, totaled $13.2 million, an increase of $7.3 million, or 123.7%, from the prior corresponding period. The Marketing Segment contributed to $0.5 million of the increase. The remainder of the $6.8 million increase is due to an increase in operations associated with the newly acquired medical services facilities, and an increase in marketing expenses. Marketing expenses allocated to the Medical Services segment increased to $4.3 million for the three months ended March 31, 2015, from $1.1 million for the corresponding period in 2014. The increase in marketing expenses is related to our strategic growth initiatives of growing our bariatric, spine, podiatry and gynecological brands.

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

Corporate General and Administrative

In total, corporate costs for the three months ended March 31, 2015, totaled $7.5 million, representing an increase of $6.1 million or 435.7% from the prior corresponding period. The increase was primarily attributable to additional corporate staff and legal expenses related to marketing and acquisitions. Non-cash compensation increased by $3.4 million to $3.4 million for the three months ended March 31, 2015 from $0.0 million for the corresponding period in 2014. The increase in non-cash compensation is attributable to the growth in corporate staff to accommodate the company’s growth initiatives. We present corporate costs as a separate section from the operating expenses of the revenue generating facilities to illustrate our operational efficiency.

Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

Liquidity, Capital Resources and Financial Condition

We are dependent upon cash generated from operating activities of the Nobilis Facilities, which are the major source of financing for our operations, growth initiatives, acquisitions and for meeting our contractual obligations. Our primary sources of liquidity are cash generated from operating activities of the Nobilis Facilities, available cash and cash equivalents, and available borrowings under our term loan with General Electric Capital Corporation (the “Term Loan”) described below and in Note 14 - Debt included in the Notes to Consolidated Financial Statements in this Quarterly Report. We expect to be able to fund our activities for the remainder of 2015 with cash flows generated from our operations, available cash and cash equivalents, financing activities and access to the Term Loan.

Cash and cash equivalents at March 31, 2015 and December 31, 2014 were $11.6 million and $7.6 million, respectively. For the three months ended March 31, 2015, we experienced an increase in operating cash flows of approximately $1.5 million, primarily attributable to increased cash flows related to 2014 year end case volumes.

As of March 31, 2015, the Company had consolidated net working capital of $40.0 million compared to $22.4 million as of December 31, 2014. The increase is primarily due to a decrease in short term debt and notes payables related to refinancing activities. Total accounts receivable were $38.5 million with accounts payables and accrued liabilities totaling $13.4 million.

On March 31, 2015, we closed a $25 million debt financing facility with GE Capital, Healthcare Financial Services (“GE”). The facility will be used to support our growth efforts, provide a new revolving line as working capital and repay certain of the Company’s existing outstanding indebtedness, including the $12 million sellers’ note related to Nobilis’ acquisition of Athas Health in December 2014. Pursuant to the Credit Agreement and ancillary agreements (collectively, the “Loan Agreement”) the term loan bears interest at a rate of 4% plus LIBOR per annum and amortizes over 20 years with required quarterly payments of principal and interest until the loan matures in March 2020. The revolving loan also bears interest at a rate of 4% plus LIBOR per annum and amounts borrowed under the revolver may be repaid and re-borrowed periodically with a maturity of March 2020. The credit facility is collateralized by the accounts receivable and physical equipment of all 100% owned subsidiaries as well as the Company’s ownership interest in all less-than-wholly owned subsidiaries. The new credit facility serves to refinance all previously held debt and lines of credit and provide $5.0 million for working capital. Closing costs associated with the credit facility were approximately $0.6 million.

Critical Accounting Policies

A summary of significant accounting policies is included in our 10-K/A. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K/A. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. At the time that the Original Filing was filed on May 14, 2015, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting and disclosure controls and procedures were effective as of March 31, 2015.

Subsequent to that evaluation, our CEO and our CFO have concluded that our Company’s disclosure controls and procedures were not effective as of as of March 31, 2015 as of a result of identified material weaknesses in the Company’s internal control discussed below.

The following control deficiencies that constituted material weaknesses were identified:

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

Remediation Plan

In light of these material weaknesses, in preparing our financial statements as of and for the quarters ended March 31, 2015 and 2014, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-Q/A have been prepared in accordance with U.S. GAAP.

Our management has been actively engaged in remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended to address the identified material weaknesses and to enhance our overall control environment.

•	On July 9, 2015, we appointed Mr. Kenny Klein to serve as the Company's Chief Financial Officer. Our previous CFO, assumed other responsibilities with our accounting and finance organization.
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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identified material weaknesses regarding personnel and oversight of significant, infrequently occurring transactions.

Part II

Item 1. Legal Proceedings

There was no change in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identified material weaknesses regarding personnel and oversight of significant, infrequently occurring transactions.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Form 10-K/A filed on January 12, 2016.

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

*Filed herewith

Signature

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBILIS HEALTH CORP.

Date: January 12, 2016

By:	/s/ Kenneth Klein
Kenneth Klein

Chief Financial Officer
(Principal Financial and Duly Authorized Officer)