Form 10-Q/A
period 2015-06-30
Nobilis Health Corp.
filed 2016-01-13
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

N/A
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
YES [   ]      NO [ X]

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

In this Quarterly Report, the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp. and all of its subsidiaries.

EXPLANATORY NOTE

As described in the Current Report on Form 8-K filed on January 5, 2016, we are filing this Amendment No. 2 on Form 10-Q/A (this “Form 10-Q/A” or “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2015 and amended by the Quarterly Report on Form 10-Q filed with the SEC on September 28, 2015 (together, the “Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures for the three months ended June 30, 2015. This Form 10-Q/A also amends certain other Items in the Original Filing, as listed below.

Background

We are filing this Form 10-Q/A to: (i) correct management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures included under Part I — Item 4 as a result of the identification of a material weakness that existed as of June 30, 2015; and (ii) restate the financial statements as a result of the identification of errors related to: (1) accounting for warrants and options issued in the Company’s private placements in 2013, 2014 and 2015 and options granted to non-employees; (2) business combination accounting with respect to the Athas and First Nobilis transactions that occurred in December and September 2014, respectively, (3) reclassification of contingently redeemable noncontrolling interests to temporary equity, (4) share-based compensation matters and (5) calculations of fully diluted shares outstanding for application of the treasury stock method. As a result of the decision to file this amended filing, we are taking this opportunity to also correct other errors that were previously uncorrected. In addition, conforming changes occur throughout the Amended Filing because of changes to the financial statements. Accordingly, we hereby amend and replace in its entirety Part I—Item 4 (Controls and Procedures) of the Original Filing and have made some amendments to Part I — Item 1 (Financial Statements), Part I — Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part II - Item 1A (Risk Factors) and Part II - Item 6 (Exhibits) of the Original Filing. For the convenience of the reader, this 10-Q/A sets forth the Original Filing, as modified and superseded where necessary to reflect these revisions. The restatement is further discussed in Note 2 to the Company’s financial statements included in Part I – Item 1 – Financial Statements contained herein.

Our management has determined that there was a deficiency in our internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at June 30, 2015. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4 included in this Form 10-Q/A.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. Accordingly, the Registrant hereby amends Park II – Item 6 of the Original Filing to reflect the filing of the new certifications.

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

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2015	2014
	(Restated)	(Restated)
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$31,668	$7,568
Trade accounts receivable, net	49,930	40,461
Medical supplies	2,499	1,412
Prepaid expenses and other current assets	3,115	3,554
Total current assets	87,212	52,995
Property and equipment, net	11,587	9,087
Intangible assets, net	20,215	19,609
Goodwill	31,656	21,589
Notes receivable	150	659
Investments in associates	2,495	880
Other long-term assets	203	234
Total Assets	$153,518	$105,053

Liabilities, Contingently Redeemable Noncontrolling Interests and Equity
Current Liabilities:
Trade accounts payable	$17,428	$10,528
Accrued liabilities	10,851	8,558
Lines of credit	-	5,420
Subordinated notes payable	-	635
Current portion of warrant and stock option liabilities	263	300
Current portion of debt	868	3,437
Current portion of capital leases	1,299	257
Other current liabilities	543	1,485
Total current liabilities	31,252	30,620
Long-term capital leases, net of current portion	1,820	573
Lines of credit	1,500	-
Long-term debt, net of current portion	18,054	10,582
Warrant and option liabilities, net of current portion	12,540	6,357
Other long-term liabilities	73	252
Total liabilities	65,239	48,384

Contingently redeemable noncontrolling interests	15,899	12,867

Shareholders' Equity:
Common stock (no par value; authorized unlimited shares, 70,867,494 and 59,418,227 shares issued and outstanding, respectively)	-	-
Additional paid in capital	209,554	176,356
Accumulated deficit	(141,158)	(136,576)
Accumulated other comprehensive loss	(22)	(111)
Total shareholders’ equity attributable to Nobilis Health Corp.	68,374	39,669
Noncontrolling interests	4,006	4,133
Total shareholders' equity	72,380	43,802
Total Liabilities, Contingently Redeemable Noncontrolling Interests and Equity	$153,518	$105,053

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	Restated)

Revenues:
Patient and net professional fees	$45,366	$15,114	$80,424	$27,235
Contracted marketing revenues	2,839	-	3,649	-
Factoring revenues	662	-	2,645	-
Total revenue	48,867	15,114	86,718	27,235
Cost of revenues	910	-	971	-
Gross Profit	47,957	15,114	85,747	27,235
Operating expenses:
Salaries and benefits	9,028	2,003	16,672	3,918
Drugs and supplies	7,940	2,405	12,889	3,969
General and administrative	20,602	6,006	33,800	11,912
Depreciation and amortization	955	305	1,592	603
Total operating expenses	38,525	10,719	64,953	20,402
Corporate costs:
Salaries and benefits	1,001	470	1,992	1,029
General and administrative	6,524	680	12,515	1,236
Legal expenses	741	351	1,212	622
Depreciation	30	29	56	61
Total corporate costs	8,296	1,530	15,775	2,948
Income from operations	1,136	2,865	5,019	3,885
Other expense (income):
Interest expense	294	60	784	113
Change in fair value of warrant and option liabilities	(1,670)	(372)	1,704	(746)
Other income, net	(1,277)	(85)	(1,412)	(66)
Total other (income) expense	(2,653)	(397)	1,076	(699)
Net income before income taxes and noncontrolling interests	3,789	3,262	3,943	4,584
Income tax	454	158	606	238
Net income	3,335	3,104	3,337	4,346
Net income attributable to noncontrolling interests	3,745	2,505	8,242	3,864
Net (loss) income attributable to Nobilis Health Corp.	$(410)	$599	$(4,905)	$482
Net (loss) income per basic common share	$(0.01)	$0.01	$(0.08)	$0.01
Net (loss) income per fully diluted common share	$(0.01)	$0.01	$(0.08)	$0.01
Weighted average shares outstanding (basic)	63,531,390	43,411,318	61,872,658	43,301,603
Weighted average shares outstanding (fully diluted)	63,531,390	43,953,947	61,872,658	43,925,019

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Restated)	(Restated)	(Restated)	(Restated)

Net income	$3,335	$3,104	$3,337	$4,346
Other comprehensive income (loss):
Foreign currency translation adjustments	44	10	57	(53)
Comprehensive income	3,379	3,114	3,394	4,293
Less comprehensive income attributable to noncontrolling interest	(3,745)	(2,505)	(8,242)	(3,864)
Comprehensive (loss) income attributable to Nobilis Health Corp.	$(366)	$609	$(4,848)	$429

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,337	$4,346
Adjustments to reconcile net income attributable to Nobilis to net cash provided by operating activities:
Depreciation and amortization	1,648	664
Provision for bad debts	200	-
Change in fair value of warrant and option liabilities	1,704	(746)
Foreign currency gain (loss)	57	(53)
Share-based compensation	10,126	180
Recoupment of Indemnified expenses	(1,700)	-
Amortization of deferred financing fees	33	-
Changes in operating assets and liabilities:
Trade accounts receivable	(6,949)	(1,464)
Medical supplies	(425)	(101)
Prepaids and other current assets	701	(242)
Other long-term assets	(39)	464
Trade accounts payable and accrued liabilities	(2,432)	(846)
Other current liabilities	(942)	(38)
Other long-term liabilities	(103)	-
Net cash provided by operating activities	5,216	2,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,177)	(1,124)
Investment in associate	(120)	(150)
Note receivable	(197)	-
Purchase of interest acquired in subsidiary	-	(346)
Proceeds of sale of ownership interests of subsidiary	-	230
Acquisition of Victory	(1,436)	-
Acquisition of Peak	(850)	-
Deconsolidation of imaging centers and urgent care clinic	(166)	-
Net cash used for investing activities	(3,946)	(1,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(5,644)	(2,158)
Proceeds from exercise of stock options	432	28
Proceeds from exercise of stock warrants	4,335	-
Proceeds from private placement	28,395	-
Payments on capital lease obligations	(304)	(24)
Proceeds from debt and lines of credit	21,500	-
Payments of debt and lines of credit	(25,227)	(34)
Deferred financing fees	(657)	-
Net cash provided by (used for) financing activities	22,830	(2,188)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,100	(1,414)
CASH AND CASH EQUIVALENTS — Beginning of period	7,568	5,602
CASH AND CASH EQUIVALENTS — End of period	$31,668	$4,188

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

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014 filed on January 12, 2016 (the “10-K/A”). If not materially different, certain footnote disclosures included in the 10-K/A have been omitted from this 10-Q/A.

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

2.        Restatement of Condensed Consolidated Financial Statements

On December 29, 2015, our Audit Committee of the Board of Directors, after consultation with management and the Company's predecessor auditors concluded that the Company's financial statements as of and for periods ended June 30, 2015 and 2014, should be restated because the financial statements did not properly account for the following items:

•

Accounting for warrants and options issued in private placements and options issued to non-employees as liabilities – The Company determined that FASB ASC 815-40-15-7I (“ASC 815-40”), Contracts in entities own equity, should have been applied to the accounting for warrants and options issued in private placements and for options issued to non-employees. This accounting would have resulted in the Company classifying warrants and options issued in connection with 2013, 2014 and 2015 private placements by the Company as liabilities rather than as stockholders’ equity. Similarly, this same accounting is applicable to stock options issued to non-employees once the performance conditions of such awards are completed. The Company first issued options to non-employees during the second quarter of 2014. Once recorded as liabilities, the warrants and options must be revalued each quarter with changes in their valuation reflected in earnings.

At December 31, 2013, the warrant and stock option liabilities recognized for the proper application of ASC 815-40 in the Company’s balance sheet totaled $2.4 million. During the three months ended June 30, 2014, $372 thousand of income was recognized for decreases in the value of such liabilities (a total of $746 thousand of income for the six months ended June 30, 2014).

At December 31, 2014, the warrant and stock option liabilities recognized for the proper application of ASC 815-40 in the Company’s balance sheet totaled $6.7 million. During the three months ended June 30, 2015, $1.7 million of income was recognized for decreases in the value of such liabilities (a total of $1.7 of expense for the six months ended June 30, 2015).

•

Recognition of the full fair value of noncontrolling interests in the acquisition of First Nobilis as required by U.S. GAAP instead of at a pro-rata value permitted under IFRS – We initially adopted U.S. GAAP effective January 1, 2013 in connection with our filings made with the U.S. Securities & Exchange Commission for registration of our stock in early 2015. Previously we prepared our financial statements under International Financial Reporting Standards (“IFRS”). The Company determined that FASB ASC 805, Business Combinations (“ASC 805”) was not properly applied in the initial adoption of U.S. GAAP by the Company and its application to the First Nobilis acquisition completed in September 2014. Under U.S. GAAP, noncontrolling interests should be measured at fair value on the acquisition date [ASC 805-20-30-1] whereas under IFRS these may be measured at their proportionate share of the recognized amount of the acquiree’s identifiable net assets [IFRS 3.19].

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

The impact of the proper application of ASC 310-10-25-3 as of the date of acquisition was a decrease in acquired accounts receivable of $1.7 million, a reduction in accrued liabilities of $0.3 million and a corresponding increase in goodwill of $1.4 million. This correction of the Company’s accounting policies will impact the timing of revenue recognition in the future. However, this change had no discernable impact on revenues for the three months ended June 30, 2015. Revenues and accounts receivable as of and for the six months ended June 30, 2015 increased by $735 thousand.

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

The impact of the proper application of ASR 268 is a reclassification of $15.9 million of contingently redeemable noncontrolling interests from “permanent” equity to “temporary” or mezzanine equity at June 30, 2015 and $12.9 million at December 31, 2014.

•

Other Adjustments – We have also identified and made correction for certain other accounting matters affecting our previous financial statements. These include (i) corrections for stock-based compensation expense for expected term, forfeitures and related assumptions in determining the grant date valuations of option awards, (ii) corrections to the accounting for options issued to non-employees to measure such awards as of the date that performance was completed, and (iii) corrections to the calculations of fully diluted shares outstanding for application of the treasury stock method. The combined impact of these other corrections was an decrease in compensation expense of $9 thousand for the quarter ended June 30, 2014 (decrease of $5 thousand for the six months ended June 30, 2014) and an increase of $470 thousand for the quarter ended June 30, 2015 (increase of $1.1 million for the six months ended June 30, 2015).

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

We initially became aware of the above matters as part of the preparation of our financial statements during the third quarter of 2015 and review by the Company’s newly engaged independent registered public accounting firm. The adjustments do not impact the Company's previously reported cash, cash equivalents or cash flows from operating, financing or investing activities. Overall, the adjustments increased revenue by $735 thousand for the six months ended June 30, 2015.

The Company has restated certain amounts included in these financial statements as follows:

	As of June 30, 2015			As of December 31, 2014
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Assets
Current Assets:
Cash and cash equivalents	$31,668	$-	$31,668	$7,568	$-	$7,568
Trade accounts receivable, net	51,148	(1,218)	49,930	42,175	(1,714)	40,461
Medical supplies	2,499	-	2,499	1,412	-	1,412
Prepaid expenses and other	3,115	-	3,115	3,554	-	3,554
Total current assets	88,430	(1,218)	87,212	54,709	(1,714)	52,995
Property and equipment, net	11,587	-	11,587	9,087	-	9,087
Intangible assets, net	20,149	66	20,215	19,543	66	19,609
Goodwill	32,537	(881)	31,656	22,470	(881)	21,589
Notes receivable	150	-	150	659	-	659
Investments in associates	2,495	-	2,495	880	-	880
Other long-term assets	203	-	203	234	-	234
Total Assets	$155,551	$(2,033)	$153,518	$107,582	$(2,529)	$105,053
Liabilities, Contingently Redeemable Noncontrolling Interests and Equity
Current Liabilities:
Trade accounts payable	$17,428	$-	$17,428	$10,528	$-	$10,528
Accrued liabilities	11,614	(763)	10,851	9,112	(554)	8,558
Lines of credit	-	-	-	5,420	-	5,420
Subordinated notes payable	-	-	-	635	-	635
Current portion of warrant and stock option liabilities	-	263	263	-	300	300
Current portion of debt	868	-	868	3,437	-	3,437
Current portion of capital leases	1,299	-	1,299	257	-	257
Other current liabilities	543	-	543	1,485	-	1,485
Total current liabilities	31,752	(500)	31,252	30,874	(254)	30,620
Long-term capital leases, net of
current portion	1,820	-	1,820	573	-	573
Lines of credit	1500	-	1500
Long-term debt, net of current portion	18,054	-	18,054	10,582	-	10,582
Warrant and stock option liabilities, net of current portion	-	12,540	12,540	-	6,357	6,357
Other long-term liabilities	73	-	73	252	-	252
Total liabilities	53,199	12,040	65,239	42,281	6,103	48,384
Contingently redeemable noncontrolling interests		15,899	15,899		12,867	12,867
Shareholders' Equity:
Common stock, no par value	-	-	-	-	-	-
Additional paid in capital	215,842	(6,288)	209,554	179,293	(2,937)	176,356
Accumulated deficit	(135,312)	(5,846)	(141,158)	(132,866)	(3,710)	(136,576)
Accumulated other comprehensive income	(54)	32	(22)	(111)	-	(111)
Total shareholders’ equity attributable to Nobilis Health Corp.	80,476	(12,102)	68,374	46,316	(6,647)	39,669
Noncontrolling interests	21,876	(17,870)	4,006	18,985	(14,852)	4,133
Total shareholders' equity	102,352	(29,972)	72,380	65,301	(21,499)	43,802
Total Liabilities, Contingently Redeemable Noncontrolling Interests and Equity	$155,551	$(2,033)	$153,518	$107,582	$(2,529)	$105,053

	Quarter Ended June 30, 2015			Quarter Ended June 30, 2014
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues:
Patient and net professional fees	$45,366	$-	$45,366	$15,114	$-	$15,114
Contracted marketing revenues	2,839	-	2,839	-	-	-
Factoring revenues	662	-	662	-	-	-
Total revenue	48,867	-	48,867	15,114	-	15,114
Cost of revenues	910	-	910	-	-	-
Gross Profit	47,957	-	47,957	15,114	-	15,114
Operating expenses:
Salaries and benefits	9,028	-	9,028	2,003	-	2,003
Drugs and supplies	7,940	-	7,940	2,405	-	2,405
General and administrative	20,587	15	20,602	6,006	-	6,006
Depreciation and amortization	955	-	955	305	-	305
Total operating expenses	38,510	15	38,525	10,719	-	10,719
Corporate costs:
Salaries and benefits	1,001	-	1,001	470	-	470
General and administrative	6,054	470	6,524	689	(9)	680
Legal expenses	741	-	741	351	-	351
Depreciation	30	-	30	29	-	29
Total corporate costs	7,826	470	8,296	1,539	(9)	1,530
Income from operations	1,621	(485)	1,136	2,856	9	2,865
Other expense (income):
Interest expense	294	-	294	60	-	60
Change in fair value of warrant and stock option liabilities	-	(1,670)	(1,670)	-	(372)	(372)
Other income, net	(1,277)	-	(1,277)	(85)	-	(85)
Total other (income) expense	(983)	(1,670)	(2,653)	(25)	(372)	(397)
Net income before income taxes and noncontrolling interests	2,604	1,185	3,789	2,881	381	3,262
Income tax	454	-	454	158	-	158
Net income	2,150	1,185	3,335	2,723	381	3,104
Net income attributable to noncontrolling interests	3,738	7	3,745	2,505	-	2,505
Net (loss) income attributable to Nobilis Health Corp.	$(1,588)	$1,178	$(410)	$218	$381	$599
Net (loss) income per basic common share	$(0.02)	$0.01	$(0.01)	$0.01	$-	$0.01
Net (loss) income per fully diluted common share	$(0.02)	$0.01	$(0.01)	$0.01	$-	$0.01
Weighted average shares outstanding (basic)	63,531,390	-	63,531,390	43,411,318	-	43,411,318
Weighted average shares outstanding (fully diluted)	63,531,390	-	63,531,390	44,641,426	(231,532)	44,409,894

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues:
Patient and net professional fees	$80,424	$-	$80,424	$27,235	$-	$27,235
Contracted marketing revenues	3,649	-	3,649	-	-	-
Factoring revenues	1,910	735	2,645	-	-	-
Total revenue	85,983	735	86,718	27,235	-	27,235
Cost of revenues	971	-	971	-	-	-
Gross Profit	85,012	735	85,747	27,235	-	27,235
Operating expenses:
Salaries and benefits	16,672	-	16,672	3,918	-	3,918
Drugs and supplies	12,889	-	12,889	3,969	-	3,969
General and administrative	33,770	30	33,800	11,912	-	11,912
Depreciation and amortization	1,592	-	1,592	603	-	603
Total operating expenses	64,923	30	64,953	20,402	-	20,402
Corporate costs:
Salaries and benefits	1,992	-	1,992	1,029	-	1,029
General and administrative	11,424	1,091	12,515	1,241	(5)	1,236
Legal expenses	1,212	-	1,212	622	-	622
Depreciation	56	-	56	61	-	61
Total corporate costs	14,684	1,091	15,775	2,953	(5)	2,948
Income from operations	5,405	(386)	5,019	3,880	5	3,885
Other expense (income):
Interest expense	784	-	784	113	-	113
Change in fair value of warrant and stock option liabilities	-	1,704	1,704	-	(746)	(746)
Other income, net	(1,412)	-	(1,412)	(66)	-	(66)
Total other (income) expense	(628)	1,704	1,076	47	(746)	(699)
Net income before income taxes and noncontrolling interests	6,033	(2,090)	3,943	3,833	751	4,584
Income tax	606	-	606	238	-	238
Net income	5,427	(2,090)	3,337	3,595	751	4,346
Net income attributable to noncontrolling interests	8,228	14	8,242	3,864	-	3,864
Net (loss) income attributable to Nobilis Health Corp.	$(2,801)	$(2,104)	$(4,905)	$(269)	$751	$482
Net (loss) income per basic common share	$(0.05)	$(0.03)	$(0.08)	$(0.01)	$0.02	$0.01
Net (loss) income per fully diluted common share	$(0.05)	$(0.03)	$(0.08)	$(0.01)	$0.02	$0.01
Weighted average shares outstanding (basic)	61,872,658	-	61,872,658	43,301,603	-	43,301,603
Weighted average shares outstanding (fully diluted)	61,872,658	-	61,872,658	43,301,603	623,362	43,924,965

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$5,427	$(2,090)	$3,337	$3,595	$751	$4,346
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,648	-	1,648	664	-	664
Provision for bad debts	200	-	200	-	-	-
Change in fair value of warrant and stock option liabilities	-	1,704	1,704		(746)	(746)
Foreign currency gain (loss)	57	-	57	(53)	-	(53)
Share-based compensation	9,035	1,091	10,126	185	(5)	180
Recoupment of Indemnified expenses	(1,700)	-	(1,700)	-	-	-
Amortization of deferred financing fees	33	-	33	-	-	-
Changes in operating assets and liabilities:	-	-	-		-	-
Trade accounts receivable	(6,453)	(496)	(6,949)	(1,464)	-	(1,464)
Medical supplies	(425)	-	(425)	(101)	-	(101)
Prepaids and other current assets	701	-	701	(242)	-	(242)
Other long-term assets	(39)	-	(39)	464	-	464
Trade accounts payable and accrued liabilities	(2,223)	(209)	(2,432)	(846)	-	(846)
Other current liabilities	(942)	-	(942)	(38)	-	(38)
Other long-term liabilities	(103)	-	(103)	-	-	-
Net cash provided by operating activities	5,216	-	5,216	2,164	-	2,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,177)	-	(1,177)	(1,124)	-	(1,124)
Investment in associate	(120)	-	(120)	(150)	-	(150)
Note receivable	(197)	-	(197)	-	-	-
Purchase of interest acquired in subsidiary	-	-	-	(346)	-	(346)
Proceeds of sale of ownership interests of subsidiary	-	-	-	230	-	230
Acquisition of Victory	(1,436)	-	(1,436)	-	-	-
Acquisition of Peak	(850)	-	(850)	-	-	-
Deconsolidation of imaging centers and urgent care clinic	(166)	-	(166)	-	-	-
Net cash used for investing activities	(3,946)	-	(3,946)	(1,390)	-	(1,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(5,644)	-	(5,644)	(2,158)	-	(2,158)
Proceeds from exercise of stock options	432	-	432	28	-	28
Proceeds from exercise of stock warrants	4,335	-	4,335	-	-	-
Proceeds from private placement	28,395	-	28,395	-	-	-
Payments on capital lease obligations	(304)	-	(304)	(24)	-	(24)
Proceeds from debt and lines of credit	21,500	-	21,500	-	-	-
Payments of debt and lines of credit	(25,227)	-	(25,227)	(34)	-	(34)
Deferred financing fees	(657)	-	(657)	-	-	-
Net cash provided by (used for) financing activities	22,830	-	22,830	(2,188)	-	(2,188)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,100	-	24,100	(1,414)	-	(1,414)
CASH AND CASH EQUIVALENTS — Beginning	7,568	-	7,568	5,602	-	5,602
CASH AND CASH EQUIVALENTS — Ending	$31,668	$-	$31,668	$4,188	$-	$4,188

The adjustments also affect tables and disclosures within Notes 5, 6, 8, 9, 12, 13, 14, 16 and 18 as labeled therein.

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

5.        Business Combinations (Restated)

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

The fair value of the intangible assets acquired was determined by independent third party valuation experts. The carrying amounts of all other net assets acquired approximate their fair values due to their short term nature. The value of the stock issued for consideration was determined by third party valuation experts using the published stock price on the date of closing, less a discount for lack of marketability as a result of the two year lock up period on the shares issued.

Victory Medical Center Houston, L.P. (“Victory”)

In April 2015, the Company acquired a 55% ownership interest in Victory Medical Center Houston, L.P., which owns and operates Victory Healthcare Houston Hospital, surgical hospital located in the Texas Medical Center in Houston, Texas. The Company paid $1.4 million in cash and assumed certain leases and loans of Victory.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

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

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

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

Unaudited pro forma information for the Peak acquisition is not presented in the pro forma disclosure because the effects of such transaction are considered immaterial to the Company’s consolidated financial statements.

The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of the Company to include historical results of the acquired businesses described above and was then adjusted: (i) to increase amortization expense resulting from the intangible assets acquired; (ii) to adjust earnings per share to reflect the common shares issued as part of the purchase consideration; (iii) to reduce interest expense from debt which was retained by the seller upon acquisition of the respective businesses; (iv) to adjust the carrying value of net property and equipment to its fair value and to increase depreciation expense for the incremental increase in the value of property and equipment; (v) to decrease expenses for management services which were provided by the preceding parent entity and to concurrently increase expenses for management services which are now provided by the Company; (vi) to adjust noncontrolling interest to properly reflect the minority ownership percentages which were not purchased by the Company; and (vii) to reverse income from discontinued operations. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from these acquisitions.

The Company’s unaudited supplemental pro forma financial information is as follows (in thousands except for per share amounts):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$48,867	$24,472	$87,291	$52,144
Income (loss) before from operations	1,136	(2,021)	4,352	(220)
Net income attributable to noncontrolling interest	3,738	793	7,985	2,817
Net loss attributable to common stockholders	(410)	(2,206)	(5,483)	(1,681)
Net loss per basic common share	$(0.01)	$(0.04)	$(0.09)	$(0.03)

6.        Trade Accounts Receivable (Restated)

A detail of accounts receivable as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

	June 30,	December 31,
	2015	2014
	(Restated)	(Restated)
Trade accounts receivable	$51,287	$40,985
Allowance for doubtful accounts	(1,584)	(1,391)
Receivables transferred	(429)	(873)
Receivables purchased	656	1,740
Trade accounts receivable, net	$49,930	$40,461

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

7.        Concentrations

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

8.        Net  Intangible Assets (Restated)

Intangible assets at June 30, 2015 and December 31, 2014 consist of the following (in thousands):

		June 30, 2015					December 31, 2014
		(Restated)					(Restated)
	Term					Net				Net
	(in	Historical		Accumulated	Accumulated	Book	Historical	Accumulated	Accumulated	Book
	years)	Cost	Additions	Amortization	Impairment	Value	Cost	Amortization	Impairment	Value
Definite Life
Non-compete agreements	10-15	$2,765	$-	$952	$-	$1,813	$2,765	$857	$-	$1,908
Internally developed software	5	1,980	-	231	-	1,749	1,980	33	-	1,947
Trade secret methodology	10	5,620	-	328	-	5,292	5,620	47	-	5,573
Physician relationships	15-20	2,800	-	117	-	2,683	2,800	47	-	2,753
Unfavorable lease	8	(290)	-	(28)	-	(262)	(290)	(11)	-	(279)

Indefinite Life
Tradenames		1,000	-	-	-	1,000	1,000	-	-	1,000
Trademark		5,610	280	-	-	5,890	5,610	-	-	5,610
Medicare license		8,498	940	-	7,401	2,037	8,498	-	7,401	1,097
Hospital license		-	13	-	-	13
Total		$27,983	$1,233	$1,600	$7,401	$20,215	$27,983	$973	$7,401	$19,609

Amortization expense was $0.3 million and nil for the three months ended June 30, 2015 and 2014, respectively, and $0.6 million and nil for the six months ended June 30, 2015 and 2014, respectively. Estimated amortization expense of intangible assets is $0.6 million for the remainder of 2015, $1.3 million for each of the next four years and $6.2 million thereafter.

9.        Goodwill (Restated)

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

		December 31,
	June 30, 2015	2014
	(Restated)	(Restated)
Cost	$45,956	$35,889
Accumulated impairment	(14,300)	(14,300)
Total	$31,656	$21,589

		December 31,
	June 30, 2015	2014
Cost	(Restated)	(Restated)
BALANCE - beginning of period	$35,889	$15,528
January 2014 business combination	-	701
September 2014 business combination	-	649
December 2014 business combination	-	19,011
Deconsolidation of imaging centers and urgent care clinic	(701)	-
April 2015 business combination	9,447	-
June 2015 business combination	1,321	-
Total cost	$45,956	$35,889

Accumulated impairment
BALANCE - beginning of period	$(14,300)	$(14,300)
Impairment charges during the period	-	-
Total accumulated impairment	$(14,300)	$(14,300)

10.      Lines of Credit

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

11.      Debt

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

Debt at June 30, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Lines of credit	$1,500	$5,420

Subordinated notes payable	-	635
Term loan	19,550	14,019
Total debt	21,050	20,074
Less: current portion	868	9,492

Less: amortized loan fees	628	-

Long-term debt, net of current portion	$19,554	$10,582

12.      Share Based Compensation (Restated)

The Company granted a total of 650,000 stock options during the three months ended June 30, 2015. Of the granted options, 75,000 of those vest ratably over a one year period, and 200,000 vest ratably over a three year period.

The following table summarizes stock option activity for the six months ended June 30, 2015:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Underlying	Exercise	Life
	Options	Price	(years)

Outstanding at December 31, 2014	3,118,218	$1.45	9.80
Granted	1,301,782	$4.33	9.77
Exercised	(336,120)	$1.24	-
Forfeited	(407,213)	$1.14	-
Outstanding at June 30, 2015	3,676,667	$2.13	9.69

Exercisable at June 30, 2015	1,257,611	$2.59	9.76

(The table above includes 650,000 options issued to non-employees. See Note 14 for discussion regarding the classification of these options in the balance sheet.)

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

The Company recorded compensation expense relative to employee stock options of $1.0 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $3.0 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for employee options awarded during the six months ended June 30, 2015.

Six months ended
June
30, 2015
(Restated)

Expected price volatility	113% - 122%
Risk free interest rate	1.34% - 1.87%
Expected annual dividend yield	0%
Expected option term (years)	5 - 6
Expected forfeiture rate	0% - 8.8%
Grant date fair value per share	$2.53 - $6.10

For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.

13.      Shareholders’ Equity (Restated)

In April 2015, the Company issued, through a private placement agreement, 7,847,668 Units, at a price of Cdn$9.00 per Unit. Each Unit is comprised of one treasury unit (a “Treasury Unit”) and one-half of one common share from Donald L. Kramer, Healthcare Ventures, Ltd (a company wholly owned by Dr. Kramer), Harry Fleming or from treasury. Each Treasury Unit is comprised of one-half of one common share of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of Cdn$11.50. Through the private placement, the Company raised proceeds of $28.4 million, net of offering costs and commissions of $1.9 million. As part of the private placement, the Company also granted 392,383 options to the underwriter at a price of Cdn$9.00.

Earnings per share (“EPS”)

A detail of the Company’s EPS is as follows (in thousands except for share and per share amounts):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Restated)	(Restated)	(Restated)	(Restated)

Net loss (income) attributable to Nobilis Health Corp.	$(410)	$599	$(4,905)	$482

Issued common shares at beginning of period	61,234,803	42,729,547	59,418,227	42,729,547
Effect of investment in subsidiary	-	431,771	-	393,603
Effect of private placement	974,205	-	489,794	-
Effect of June 2015 acquisition	21,698	-	10,909	-
Effect of stock based compensation	119,011	250,000	217,230	178,453
Effect of stock warrants	1,181,673	-	1,736,498	-
Weighted average common shares at end of period	63,531,390	43,411,318	61,872,658	43,301,603

Basic net loss per common share	$(0.01)	$0.01	$(0.08)	$0.01

	Three months	Six months
	ended	ended
	June 30, 2014	June 30, 2014
	(Restated)	(Restated)

Net loss (income) attributable to Nobilis Health Corp.	$599	$482

Weighted average common shares (basic)	43,411,318	43,301,603
Effect of stock based compensation	501,133	570,182
Effect of stock warrants	41,496	53,233
Weighted average common shares at end of period	43,953,947	43,925,018

Basic net loss per common share	$0.01	$0.01

As the Company is in a loss position for the three and six months ended June 30, 2015, the calculation of dilutive shares is unnecessary. Any increase in weighted-average share amounts would result in an anti-dilutive per share amount.

14.      Warrants and Options Liabilities (Restated)

Warrants and Options Issued in Private Placements

The Company issued warrants and compensatory options in connection with private placements completed in December 2013, September 2014 and April 2015. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock in accordance with ASC 815-40-15-7I. Hence, these warrants and options are classified as liabilities under the caption “Warrant and Option Liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrant and option liabilities”.

The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date following using the Black Scholes pricing model with the following inputs:

	June 30, 2015	December 31, 2014
Risk free interest rate	0.11% - 0.64%	0.13% - 0.67%
Expected life in years	0.5 – 1.9	1 - 2
Expected volatility	71% - 82%	73% - 146%
Expected dividend yield	0%	0%

The changes in fair value of the warrants and options liability during the periods ended June 30, 2015 and 2014 were as follows:

Balance at January 1, 2014	$2,401
Change in fair value recorded in earnings	(746)
Balance at June 30, 2014	$1,655

Balance at January 1, 2015	$6,657
Issuance of warrants and options	12,797
Transferred to equity upon exercise	(8,823)
Change in fair value recorded in earnings	1,109
Balance at June 30, 2015	$11,740

The following warrants and options were outstanding at June 30, 2015:

		Number of	Remaining
	Exercise price	warrants	contractual
	in Cnd$	and options	life (years)
2013 Options	Cnd$0.95	43,143	0.50
2014 Options	Cnd$1.37	178,365	1.25
2015 Warrants	Cnd$11.50	3,923,834	1.90
2015 Options	Cnd$9.00	392,383	1.90
Outstanding and exercisable at June 30, 2015		4,537,725

Options Issued to Non-Employees

As discussed in Note 12, the Company has issued options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At June 30, 2015, there were 650,000 options issued and outstanding to these non-employees.

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

The estimated and final values of the option awards are determined using the Black Scholes pricing model with the following inputs:

	June 30, 2015	December 31, 2014
Risk free interest rate	0.28% - 1.85%	0.67% - 2.00%
Expected life of warrants and options	1 – 6 years	2 - 6 years
Expected volatility	76% - 119%	113% - 127%
Expected dividend yield	0%	0%

The Company recorded expense for non-employee stock options of $1.7 million and $9 thousand for the six months ended June 30, 2015 and 2014, respectively.

After the performance completion date, options issued to non-employees will be reclassified from equity to liabilities. Under U.S. GAAP, such options may not be considered indexed to our stock in accordance with ASC 815-40-15-7I because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and Option Liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Statements of Operations under the caption “Change in fair value of warrant and option liabilities”. At June 30, 2015, the performance completion date was reached for 166,667 non-employee options. Accordingly, the Company reclassified $468 thousand from equity to liabilities during the six months ended June 30, 2015 for the value of the options at the performance completion date. At June 30, 2015, these options had increased in value to $1.1 million. The change in value of these options totaling $596 thousand has been recognized in earnings.

15.      Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which the deferred tax assets are expected to be realized. The Company has determined that its deferred tax assets are not realizable on a more-likely-than-not basis and has recorded a full valuation allowance as of June 30, 2015 and December 31, 2014.

Reported tax expense is attributable to current state taxes only.

16.      Business Segment Information (Restated)

A summary of the business segment information as of June 30, 2015 is as follows (in thousands):

	Six months ended June 30, 2015
	(Restated)

	Medical	Marketing &
	Services	Factoring	Corporate	Total

`Revenues	$77,488	$9,230	$-	$86,718
Cost of goods sold	-	971	-	971
Gross Profit	77,488	8,259	-	85,747
Operating expenses	58,063	6,890	-	64,953
Corporate costs	-	-	15,775	15,775
Income (loss) from operations	$19,425	$1,369	$(15,775)	$5,019

Other data:
Depreciation and amortization expense	$901	$691	$56	$1,648
Interest expense	$-	$80	$704	$784
Income tax expense	$527	$79	$-	$606
Intangible assets	$5,739	$14,476	$-	$20,215
Goodwill	$12,645	$19,011	$-	$31,656
Capital expenditures	$1,365	$127	$-	$1,492
Non-cash acquisition of property	$4,860	$-	$-	$4,860
Non-cash acquisition of intangibles and goodwill	$11,998	$-	$-	$11,998
Total assets	$85,714	$41,545	$26,259	$153,518
Total liabilities	$23,168	$5,604	$36,467	$65,239

	Three months ended June 30, 2015
	(Restated)

	Medical	Marketing &
	Services	Factoring	Corporate	Total

Revenues	$43,643	$5,224	$-	$48,867
Cost of goods sold	-	910	-	910
Gross Profit	43,643	4,314	-	47,957
Operating expenses	34,712	3,813	-	38,525
Corporate costs	-	-	8,296	8,296
Income (loss) from operations	$8,931	$501	$(8,296)	$1,136

Other data:
Depreciation and amortization expense	$612	$344	$29	$985
Interest expense	$-	$1	$293	$294
Income tax expense	$400	$54	$-	$454
Capital expenditures	$838	$130	$-	$968
Non-cash acquisition of property	$4,860	$-	$-	$4,860
Non-cash acquisition of intangibles and goodwill	$11,998	$-	$-	$11,998

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

18.      Supplemental Cash Flows Information (Restated)

	Six months ended June 30,
	2015	2014
	(Restated)	(Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$846	$71
Cash paid for taxes	$603	$238

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash acquisition of property and equipment	$4,860	$-
Non-cash acquisition of goodwill	$10,765	$-
Non-cash acquisition of intangibles	$1,233	$-
Non-cash deconsolidation of property and equipment	$2,828	$-
Non-cash deconsolidation of goodwill	$701	$-
Non-cash purchase of medical equipment through capital lease	$315	$-
Athas settlement in lieu of contingent shares	$5,685	$-

19.      Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Amendment No. 2 to our Quarterly Report on Form 10-Q/A (this “Quarterly Report”) and the documents that are incorporated by reference in this Quarterly Report contain certain forward-looking statements within the meaning of Canadian and United States securities laws, including the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

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

Overview

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is the ownership, operation and management of outpatient surgery centers and surgical hospitals (the “Medical Segment”). We are also a provider of marketing services to our own affiliated entities as well as to third parties through our subsidiary Athas Health, LLC (“Athas”), which is a separate reportable business segment (the “Marketing Segment ”).

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

Restatement

As discussed in the Explanatory Note and in Note 2 of the Notes to Consolidated Financial Statements included in Part I- Item 1 of this 10-Q/A, we are restating our unaudited condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2015. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

The following table sets out the net patient service revenues, the number of procedures performed and the net patient service revenue per procedure at each of the Nobilis Facilities for six months ended June 30, 2015 and 2014:

	Net Patient Service Revenue				Net Patient Service Revenue
	($)(in thousands)		Number of Cases (1)		($) per Case (2)
Nobilis	2015	2014	2015	2014	2015	2014
Facility

NHSC-H	$10,477	$8,040	1,007	491	$10,405	16,375
KIRBY	6,009	5,020	1,930	1,769	3,113	2,838
MSID	16,891	13,839	1,633	870	10,343	15,906
NHSC-S	8,151	31	549	15	14,847	-
FNH	30,573	-	1,121	-	27,273	-
FNSC	2,717	-	888	-	3,060	-
VMC-H	2,379	-	380	-	6,261	-
Total	77,197	26,930	7,508	3,145	10,282	8,563

Year over Year Growth	187%		139%		20%
Notes
(1)	This table refers to all cases performed, regardless of their contribution to net patient service revenue.
(2)	Calculated by dividing net patient service revenues by the number of cases.

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

MEDICAL SERVICES SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2015%	2015	2015%	2014	2014%	2014	2014%
Specialty	Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	1,237	27.8%	4,368	37.9%	779	47.3%	3,046	53.5%
Musculoskeletal Interventions	175	3.9%	537	4.7%	-	0.0%	-	0.0%
Interventional Headache Procedure	38	0.9%	135	1.2%	-	0.0%	-	0.0%
Orthopedics	275	6.2%	626	5.4%	215	13.1%	697	12.2%
Spine	300	6.8%	456	4.0%	10	0.6%	28	0.7%
Podiatry	145	3.3%	453	3.9%	77	4.7%	474	8.3%
Gastro-intestinal	95	2.1%	186	1.6%	20	1.2%	27	0.5%
General Surgery	181	4.1%	403	3.5%	62	3.8%	144	2.5%
Plastic & Reconstructive	421	9.5%	961	8.3%	-	0.0%	-	0.0%
Bariatrics	1,006	22.6%	2,439	21.2%	353	21.4%	816	14.3%
Gynecology	241	5.4%	258	2.2%	1	0.1%	1	0.0%
Urology	6	0.2%	6	0.2%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	157	3.5%	518	4.5%	129	7.8%	457	8.0%
Neuromonitoring	165	3.7%	165	1.4%	-	0.0%	-	0.0%
TOTAL	4,442	100.0%	11,511	100.0%	1,646	100.0%	5,690	100.0%

The following table for the Marketing Segment only includes cases generated through our marketing activities that are performed at the non-Nobilis Facilities during the reporting period after the acquisition of Athas.

MARKETING SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2015%	2015	2015%	2014	2014%	2014	2014%
Specialty	Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management Musculoskeletal	150	44.4%	150	44.4%	-	0.0%	-	0.0%
Interventions Interventional Headache	104	30.8%	104	30.8%	-	0.0%	-	0.0%
Procedure	84	24.8%	84	24.9%	-	0.0%	-	0.0%
TOTAL	338	100.0%	338	100.0%	-	0.0%	-	0.0%

CONSOLIDATED SEGMENTS
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2015%	2015	2015%		2014%	2014	2014%
Specialty	Cases	Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	1,387	29.0%	4,518	38.1%	779	47.3%	3,046	53.5%
Musculoskeletal	279	5.8%	641	5.4%	-	0.0%	-	0.0%
Interventions
Interventional Headache Procedure	122	2.6%	219	1.8%	-	0.0%	-	0.0%
Orthopedics	275	5.8%	626	5.3%	215	13.1%	697	12.2%
Spine	300	6.3%	456	3.8%	10	0.6%	28	0.7%
Podiatry	145	3.0%	453	3.8%	77	4.7%	474	8.3%
Gastro-intestinal	95	2.0%	186	1.6%	20	1.2%	27	0.5%
General Surgery	181	3.8%	403	3.4%	62	3.8%	144	2.5%
Plastic & Reconstructive	421	8.8%	961	8.1%	-	0.0%	-	0.0%
Bariatrics	1,006	21.0%	2,439	20.6%	353	21.4%	816	14.3%
Gynecology	241	5.0%	258	2.2%	1	0.1%	1	0.0%
Urology	6	0.1%	6	0.1%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	157	3.3%	518	4.4%	129	7.8%	457	8.0%
Neuromonitoring	165	3.5%	165	1.4%	-	0.0%	-	0.0%
TOTAL	4,780	100.0%	11,849	100.0%	1,646	100.0%	5,690	100.0%

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

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.0%	97.3%
Workers compensation	4.6%	1.7%
Medicare	0.4%	1.0%
Total	100.0%	100.0%

MARKETING & FACTORING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.5%	97.3%
Workers compensation	4.1%	1.7%
Medicare	0.4%	1.0%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGE OF PATIENT AND NET PROFESSIONAL FEES
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	Three months ended June 30,
	2015	2014

Revenues:	100%	100%
Cost of revenues	1.9%	0.0%
Gross Profit	98.1%	100%
Operating expenses:
Salaries and benefits	18.5%	13.3%
Drugs and supplies	16.2%	15.9%
General and administrative	42.2%	39.7%
Amortization	2.0%	2.0%
Total operating expenses	78.9%	70.9%
Corporate costs:
Salaries and benefits	2.0%	3.1%
General and administrative	13.4%	4.5%
Legal expenses	1.5%	2.3%
Amortization	0.1%	0.2%
Total corporate costs	17.0%	10.1%
Income from operations	2.2%	19.0%
Other expense (income):
Interest expense	0.6%	0.4%
Change in fair value of warrant and stock option liabilities	-3.4%	-2.5%
Other expense (income), net	-2.6%	-0.6%
Total other expense (income)	-5.4%	-2.7%
Net income before income taxes and noncontrolling interests	7.6%	21.7%
Income tax	0.9%	1.0%
Net income	6.7%	20.7%
Net income attributable to noncontrolling interests	7.7%	16.6%
Net income attributable to Nobilis Health Corp.	-1.0%	4.1%

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

Corporate General and Administrative

In total, corporate costs for the three months ended June 30, 2015, totaled $8.3 million, representing an increase of $6.8 million or 443.3% from the prior corresponding period. The increase was primarily attributable to additional corporate staff and legal expenses related to mergers and acquisitions, and non-cash compensation. Corporate salaries and benefits increased by $0.5 million to $1.0 million for the three months ended June 30, 2015 from $0.5 million for the corresponding period in 2014. Legal expenses increased by $0.4 million to $0.7 million for the three months ended June 30, 2015 from $0.3 million for the corresponding period in 2014. Non-cash compensation increased by $6.6 million to $6.7 million for the three months ended June 30, 2015 from $0.1 million for the corresponding period in 2014. The increase in non-cash compensation is attributable to an accelerated vesting of senior executive share-based compensation related to a change of positions. We present corporate costs as a separate section from the operating expenses of the revenue generating facilities to illustrate our operational efficiency.

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

MEDICAL SERVICES SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2015%	2015	2015%	2014	2014%	2014	2014%
Specialty	Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	2,286	29.8%	8,083	39.7%	1,400	44.5%	5,610	54.4%
Musculoskeletal Interventions	358	4.7%	1,224	6.0%	-	0.0%	-	0.0%
Interventional Headache Procedure	58	0.8%	155	0.8%	-	0.0%	-	0.0%
Orthopedics	646	8.4%	1,299	6.4%	377	12.0%	1,119	10.8%
Spine	322	4.2%	591	2.9%	17	0.5%	50	0.5%
Podiatry	244	3.2%	863	4.2%	152	4.8%	828	8.0%
Gastro-intestinal	182	2.4%	341	1.7%	38	1.2%	50	0.5%
General Surgery	315	4.1%	682	3.4%	164	5.2%	338	3.3%
Plastic & Reconstructive	785	10.2%	1,893	9.3%	-	0.0%	-	0.0%
Bariatrics	1,676	21.8%	3,750	18.4%	707	22.5%	1,384	13.4%
Gynecology	340	4.4%	375	1.9%	27	0.9%	36	0.3%
Urology	7	0.0%	7	0.0%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	289	3.8%	919	4.5%	263	8.4%	905	8.8%
Neuromonitoring	165	2.2%	165	0.8%	-	0.0%	-	0.0%
TOTAL	7,673	100.0%	20,347	100.0%	3,145	100.0%	10,320	100.0%

The following table for the Marketing Segment only includes cases generated through our marketing activities that performed at the non-Nobilis Facilities during the reporting period after the acquisition of Athas.

MARKETING SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2015%	2015	2015%	2014	2014%	2014	2014%
Specialty	Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	278	44.6%	278	44.6%	-	0.0%	-	0.0%
Musculoskeletal Interventions	228	36.6%	228	36.6%	-	0.0%	-	0.0%
Interventional Headache Procedure	117	18.8%	117	18.8%	-	0.0%	-	0.0%
TOTAL	623	100.0%	623	100.0%	-	0.0%	-	0.0%

CONSOLIDATED SEGMENTS
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

		2015%	2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	2,564	30.9%	8,361	39.9%	1,400	44.5%	5,610	54.4%
Musculoskeletal Interventions	586	7.1%	1,452	6.9%	-	0.0%	-	0.0%
Interventional Headache Procedure	175	2.1%	272	1.3%	-	0.0%	-	0.0%
Orthopedics	646	7.8%	1,299	6.2%	377	12.0%	1,119	10.8%
Spine	322	3.9%	591	2.8%	17	0.5%	50	0.5%
Podiatry	244	2.9%	863	4.1%	152	4.8%	828	8.0%
Gastro-intestinal	182	2.2%	341	1.6%	38	1.2%	50	0.5%
General Surgery	315	3.8%	682	3.3%	164	5.2%	338	3.3%
Plastic & Reconstructive	785	9.5%	1,893	9.0%	-	0.0%	-	0.0%
Bariatrics	1,676	20.2%	3,750	17.9%	707	22.5%	1,384	13.4%
Gynecology	340	4.1%	375	1.8%	27	0.9%	36	0.3%
Urology	7	0.0%	7	0.0%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	289	3.5%	919	4.4%	263	8.4%	905	8.8%
Neuromonitoring	165	2.0%	165	0.8%	-	0.0%	-	0.0%
TOTAL	8,296	100.0%	20,970	100.0%	3,145	100.0%	10,320	100.0%

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

Our procedure volume for the six months ended June 30, 2015, increased by 103.2% to 20,970 from 10,320 during the prior corresponding period. Since case reimbursement is based on case type, an increase or decrease in the number of procedures per case has no effect on our reimbursement and net patient service revenue per case.

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

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and
other private pay	95.0%	96.9%
Workers compensation	4.5%	2.2%
Medicare	0.5%	0.9%
Total	100.0%	100.0%

MARKETING & FACTORING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.3%	96.4%
Workers compensation	4.2%	2.6%
Medicare	0.5%	1.0%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGE OF PATIENT AND NET PROFESSIONAL FEES
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six months ended June 30,
	2015	2014

Revenues:	100%	100%
Cost of revenues	1.1%	0.0%
Gross Profit	98.9%	100%
Operating expenses:
Salaries and benefits	19.2%	14.4%
Drugs and supplies	14.9%	14.6%
General and administrative	39.0%	43.7%
Amortization	1.8%	2.2%
Total operating expenses	74.9%	74.9%
Corporate costs:
Salaries and benefits	2.3%	3.8%
General and administrative	14.4%	4.5%
Legal expenses	1.4%	2.3%
Amortization	0.1%	0.2%
Total corporate costs	18.2%	10.8%
Income from operations	5.8%	14.3%
Other expense (income):
Interest expense	0.9%	0.4%
Change in fair value of warrant and stock option liabilities	2.0%	-2.7%
Other expense (income), net	-1.6%	-0.2%
Total other expense (income)	1.3%	-2.5%
Net income before income taxes and noncontrolling interests	4.5%	16.8%
Income tax	0.7%	0.9%
Net income	3.8%	15.9%
Net income attributable to noncontrolling interests	9.5%	14.2%
Net income attributable to Nobilis Health Corp.	-5.7%	1.7%

Consolidated Revenues

Our total revenues for the six months ended June 30, 2015, totaled $86.7 million, an increase of $59.5 million or 218.8%, compared to $27.2 million from the prior corresponding period. The Marketing segment accounted for $8.5 million of the increase, while the Medical Services segment increased by $51.0 million, or 187.5%, compared to $27.2 million from the prior corresponding period. Same center facilities growth represented $11.3 million of the six month period increase, while the remaining $39.0 million is attributable to newly acquired facilities.

Operating Salaries

Operating salaries and benefits for the six months ended June 30, 2015, totaled $16.7 million, an increase of $12.8 million or 328.2%, from $3.9 million the prior corresponding period. The Marketing segment accounted for $4.4 million of the increase while the Medical Services segment increased by $8.4 million, or 215.4% . Staffing costs at newly acquired facilities accounted for $7.6 million of the Medical Services segment’s increase. The remaining $0.8 million increase is attributable to additional staffing at same center facilities driven by increased case volumes. Operating salaries and benefits as a percent of revenues were 19.2% compared to 14.4% in the prior corresponding period. The increase was a result of the higher staffing needs at newly acquired hospitals.

Medical supplies

Drugs and medical supplies expense for the six months ended June 30, 2015, totaled $12.9 million, an increase of $8.9 million or 222.5% from the prior corresponding period. Medical supplies costs at newly acquired facilities accounted for $7.3 million of the increase with the remaining $1.6 million attributable to same center growth. Drugs and medical supplies as a percent of revenues increased to 14.9% from 14.6% from the prior corresponding period due to lower operating margins at a newly acquired hospital.

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

Corporate General and Administrative

In total, corporate costs for the six months ended June 30, 2015, totaled $15.8 million, representing an increase of $12.9 million or 444.8% from the prior corresponding period. The increase was primarily attributable to additional corporate staff and legal expenses related to mergers and acquisitions, and non-cash compensation. Corporate salaries and benefits increased by $1.0 million to $2.0 million for the six months ended June 30, 2015 from $1.0 million for the corresponding period in 2014. Legal expenses increased by $0.6 million to $1.2 million for the six months ended June 30, 2015 from $0.6 million for the corresponding period in 2014. Non-cash compensation increased by $10.0 million to $10.2 million for the six months ended June 30, 2015 from $0.2 million for the corresponding period in 2014. The increase in non-cash compensation is attributable to an accelerated vesting of senior executive share-based compensation related to a change of Company positions and additional stock based compensation granted to the company’s Chief Executive Officer. We present corporate costs as a separate section from the operating expenses of the revenue generating facilities to illustrate our operational efficiency.

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

As of June 30, 2015, the Company had consolidated net working capital of $56.0 million compared to $22.4 million as of December 31, 2014. The increase is primarily due to increased cash related to a private placement (as described below), and increased accounts receivables related to increased case volumes. Total accounts receivable were $49.9 million with accounts payables and accrued liabilities totaling $28.3 million.

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

Critical Accounting Policies

A summary of significant accounting policies is included in our Form 10-K/A. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K/A There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding such required disclosure. At the time that the Original Filing was filed on May 14, 2015, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting and disclosure controls and procedures were effective as of June 30, 2015.

Subsequent to that evaluation, our CEO and our CFO have concluded that our Company’s disclosure controls and procedures were not effective as of as of June 30, 2015 as a result of identified material weaknesses in the Company’s internal control discussed below.

The following control deficiencies that constituted material weaknesses in connection with the preparation of our financial statements as of June 30, 2015 were identified:

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

Remediation Plan

In light of these material weaknesses, in preparing our financial statements as of and for the periods ended June 30, 2015 and 2014, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-Q/A have been prepared in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identified material weaknesses regarding personnel and oversight of significant, infrequently occurring transactions.

Part II

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings we previously described in our 2014 Annual Report during the three months ended June 30, 2015.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Form 10-K/A filed on January 12, 2016. .

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
10.1

Confidential Agreement effective as of June 30, 2015, by and among Nobilis Health Corp,, Northstar Healthcare Subco, LLC, and certain other parties (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Quarterly Report on Form 10- Q/A filed with the SEC on September 28, 2015).

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