Form 10-Q
period 2015-09-30
Nobilis Health Corp.
filed 2016-01-13
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]      NO [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
73,638,978 common shares as of January 8, 2016.

A list of our healthcare facilities (the “Nobilis Facilities”) and the abbreviations by which we refer to them in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (“Quarterly Report”) appear below:

Healthcare Facility	Abbreviation
Northstar Healthcare Surgery Center - Houston	NHSC-H
Kirby Surgical Center	Kirby
Microsurgery Institute of Dallas	MSID
Northstar Healthcare Surgery Center - Scottsdale	NHSC-S
First Nobilis Hospital	FNH
First Nobilis Surgical Center	FNSC
Hermann Drive Surgical Hospital (f/k/a Victory Medical Center Houston)	HDSH
Plano Surgical Hospital	PSH

In this Quarterly Report, the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp and all of its subsidiaries.

Preliminary Note

As described in the Current Report on Form 8-K filed on January 5, 2016, we announced that the previously issued consolidated financial statements covering the Company’s fiscal year ended December 31, 2014 (including financial information contained therein for prior periods) and the consolidated financial statements for the fiscal quarters ended March 31, 2015 and June 30, 2015 (collectively, the “Restatement Reports”), require restatement and should no longer be relied upon. The Company amended the Restatement Reports to correct the errors (such corrected Restatement Reports referred to in this Quarterly Report as the “Amended Reports”) and filed them with the Securities and Exchange Commission immediately prior to the filing of this Quarterly Report.

The Amended Reports corrected errors related to (1) accounting for warrants and options issued in the Company’s private placements in 2013, 2014 and 2015 and options granted to non-employees; (2) business combination accounting with respect to the Athas (including correction to our accounting policies related to accounts receivable factoring activities that commenced with the Athas transaction) and First Nobilis transactions that occurred in December and September 2014, respectively; (3) reclassification of contingently redeemable noncontrolling interests to temporary equity; (4) share-based compensation matters; and (5) calculations of fully diluted shares outstanding for application of the treasury stock method.

Certain details regarding those errors and adjustments are more fully discussed in Note 1-Nature of Operations – Restatement included in Part I – Item 1 of this Quarterly Report and Note 1, Company Description – Restatement to the consolidated financial statements included in Part II — Item 8 (Financial Statements and Supplementary Data) in Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “10-K/A”) as well as the Explanatory Note in the 10-K/A.

Item 1. Financial Statements

PART I.
FINANCIAL INFORMATION
NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Restated)

Assets
Current Assets:
Cash	$21,093	$7,568
Trade accounts receivable, net	57,068	40,461
Medical supplies	3,567	1,412
Prepaid expenses and other current assets	5,907	3,554
Total current assets	87,635	52,995
Property and equipment, net	21,875	9,087
Intangible assets, net	19,906	19,609
Goodwill	33,174	21,589
Notes receivable	150	659
Investments in associates	2,570	880
Other long-term assets	212	234
Total Assets	$165,522	$105,053
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$12,865	$10,528
Accrued liabilities	13,581	8,558
Lines of credit	-	5,420
Subordinated notes payable	-	635
Current portion of warrant and stock option derivative liabilities	910	300
Current portion of debt	868	3,437
Current portion of capital leases	3,019	257
Other current liabilities	585	1,485
Total current liabilities	31,828	30,620
Long-term capital leases, net of current portion	3,592	573
Lines of credit	-	-
Long-term debt, net of current portion	22,270	10,582
Warrant and stock option derivative liabilities, net of current portion	7,338	6,357
Other long-term liabilities	72	252
Total liabilities	65,100	48,384
Contingently redeemable noncontrolling interest	15,689	12,867
Shareholders' Equity:
Common stock (no par value; authorized unlimited shares, 70,988,979 and 59,418,227 shares issued and outstanding, respectively)	-	-
Additional paid in capital	210,251	176,356
Accumulated deficit	(130,145)	(136,576)
Accumulated other comprehensive loss	(57)	(111)
Total shareholders’ equity attributable to Nobilis Health Corp.	80,049	39,669
Noncontrolling interests	4,684	4,133
Total shareholders' equity	84,733	43,802
Total Liabilities and Shareholders' Equity	$165,522	$105,053

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
		(Restated)		(Restated)

Revenues:
Patient and net professional fees	$46,237	$17,193	$126,661	$44,428
Contracted marketing revenues	4,410	-	8,059	-
Factoring revenues	1,836	-	4,481	-
Total revenue	52,483	17,193	139,201	44,428
Cost of revenues	284	-	1,255	-
Gross Profit	52,199	17,193	137,946	44,428
Operating expenses:
Salaries and benefits	10,255	2,964	26,927	6,882
Drugs and supplies	8,121	2,267	21,010	6,236
General and administrative	21,025	6,164	54,625	18,076
Bad debt expense	929	-	1,129	-
Depreciation and amortization	1,522	344	3,114	947
Total operating expenses	41,852	11,739	106,805	32,141
Corporate costs:
Salaries and benefits	1,540	636	3,532	1,665
General and administrative	5,192	690	17,707	1,926
Legal expenses	521	204	1,733	826
Depreciation	43	26	99	87
Total corporate costs	7,296	1,556	23,071	4,504
Income from operations	3,051	3,898	8,070	7,783
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	(6,381)	2	(4,677)	(744)
Interest expense	322	22	1,106	135
Bargain purchase gain	(4,358)	-	(4,358)	-
Other income, net	(106)	(40)	(1,518)	(106)
Total other (income) expense	(10,523)	(16)	(9,447)	(715)
Net income before income taxes and noncontrolling interests	13,574	3,914	17,517	8,498
Income tax	256	94	862	332
Net income	13,318	3,820	16,655	8,166
Net income attributable to noncontrolling interests	2,375	2,580	10,617	6,444
Net income attributable to Nobilis Health Corp.	$10,943	$1,240	$6,038	$1,722
Net income per basic common share	$0.15	$0.03	$0.09	$0.04
Net income per fully diluted common share	$0.14	$0.03	$0.08	$0.04
Weighted average shares outstanding (basic)	70,935,587	44,591,772	65,310,610	43,736,386
Weighted average shares outstanding (fully diluted)	77,656,264	45,475,000	75,067,623	44,441,948

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
		(Restated)		(Restated)

Net income	$13,318	$3,820	$16,655	$8,166
Less: net income attributable to noncontrolling interests	2,375	2,580	10,617	6,444
Net income attributable to Nobilis Health Corp.	10,943	1,240	6,038	1,722
Other comprehensive income (loss):
Foreign currency translation adjustments	3	(142)	54	(195)
Total other comprehensive income (loss)	3	(142)	54	(195)
Comprehensive income attributable to Nobilis Health Corp.	$10,946	$1,098	$6,092	$1,527

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,655	$8,166
Adjustments to reconcile net income attributable to Nobilis to net cash provided by operating activities:
Depreciation and amortization	3,213	1,034
Provision for bad debts	1,129	-
Share-based compensation	12,469	404
Change in fair value of warrant and stock option derivative liabilities	(4,677)	(744)
Recoupment of Indemnified expenses	(1,700)	-
Gain on sale of fixed asset	-	(39)
Gain on bargain purchase of a business	(4,358)	-
Amortization of deferred financing fees	66	-
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(11,962)	(4,054)
Medical supplies	(612)	(32)
Prepaids and other current assets	(2,095)	(715)
Intangible assets	-	15
Other long-term assets	(37)	538
Trade accounts payable and accrued liabilities	(4,372)	(7)
Other current liabilities	(900)	-
Other long-term liabilities	19	(43)
Net cash provided by operating activities	2,838	4,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,533)	(1,682)
Investment in associate	(206)	(150)
Note receivable	(197)	-
Purchase of interest acquired in subsidiary	-	(346)
Proceeds of sale of property and equipment	-	39
Proceeds of sale of ownership interests in subsidiary	-	830
Acquisition of Hermann Drive, net of cash acquired	(1,436)	-
Acquisition of Peak, net of cash acquired	(849)	-
Acquisition of Marsh Lane, net of cash acquired	(1,299)	-
Deconsolidation of imaging centers and urgent care clinic	(166)	-
Net cash used for investing activities	(6,686)	(1,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to non controlling interests	(9,015)	(4,195)
Proceeds from exercise of stock options	521	166
Proceeds from exercise of stock warrants	4,343	2,958
Proceeds from private placement	28,395	-
Payments on capital lease obligations	(719)	(45)
Payments on line of credit	(5,420)	-
Proceeds from debt	20,000	-
Payments of debt	(20,124)	(316)
Deferred financing fees	(662)	-
Proceeds from private placement	-	6,100
Net cash provided by financing activities	17,319	4,668

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	54	(195)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,525	7,687
CASH AND CASH EQUIVALENTS — Beginning of period	7,568	5,602
CASH AND CASH EQUIVALENTS — End of period	$21,093	$13,289

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOBILIS HEALTH CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts and as otherwise noted)

1. Nature of Operations, Restatement and Basis of Presentation

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

Restatement

In connection with the preparation of our financial statements for the quarter ended September 30, 2015, we identified errors related to: (1) accounting for warrants and options issued in the Company’s private placements in 2013, 2014 and 2015 and options granted to non-employees; (2) business combination accounting with respect to the Athas (including correction to our accounting policies related to accounts receivable factoring activities that commenced with the Athas transaction) and First Nobilis transactions that occurred in December and September 2014, respectively, (3) reclassification of contingently redeemable noncontrolling interests to temporary equity, (4) share-based compensation matters and (5) calculations of fully diluted shares outstanding for application of the treasury stock method. As a result of these errors, we filed the Amending Filings restating our financial statements for the periods therein. In this Form 10-Q, we have included in our consolidated financial information the restated amounts reflected in the Form 10-K/A.

On December 29, 2015, our Audit Committee of the Board of Directors, after consultation with management and the Company's predecessor auditors concluded that the Company's financial statements as of and for the nine months ended September 30, 2014, should be restated because the financial statements did not properly account for the following items:

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

  At December 31, 2013, the warrant and stock option liabilities recognized for the proper application of ASC 815-40 in the Company’s balance sheet totaled $2.4 million. During the three months ended September 30, 2014, $2 thousand of expense was recognized for increases in the value of such liabilities (a total of $744 thousand of income for the nine months ended September 30, 2014). At December 31, 2014, the warrant and stock option liabilities recognized for the proper application of ASC 815-40 in the Company’s balance sheet totaled $6.7 million.

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

  Other Adjustments – We have also identified and made correction for certain other accounting matters affecting our previous financial statements. These include (i) corrections for stock-based compensation expense for expected term, forfeitures and related assumptions in determining the grant date valuations of option awards, (ii) corrections to the accounting for options issued to non-employees to measure such awards as of the date that performance was completed, and (iii) corrections to the calculations of fully diluted shares outstanding for application of the treasury stock method. The combined impact of these other corrections was a decrease in compensation expense of $16 thousand for the quarter ended September 30, 2014 (decrease of $215 thousand for the nine months ended September 30, 2014).

We initially became aware of the above matters as part of the preparation of our financial statements during the third quarter of 2015 and review by the Company’s newly engaged independent registered public accounting firm. The adjustments do not impact the Company's previously reported total revenues, cash, cash equivalents or cash flows from operating, financing or investing activities.

The Company has restated certain amounts included in these financial statements as follows:

CONSOLIDATED BALANCE SHEET
	As of December 31, 2014
	As Reported	Adjustments	Restated
Assets
Current Assets:
Cash	$7,568	$-	$7,568
Trade accounts receivable, net	42,175	(1,714)	40,461
Medical supplies	1,412	-	1,412
Prepaid expenses and other current assets	3,554	-	3,554
Total current assets	54,709	(1,714)	52,995
Property and equipment, net	9,087	-	9,087
Intangible assets, net	19,543	66	19,609
Goodwill	22,470	(881)	21,589
Notes receivable	659	-	659
Investments in associates	880	-	880
Other long-term assets	234	-	234
Total Assets	$107,582	$(2,529)	$105,053
Liabilities and Equity
Current Liabilities:
Trade accounts payable	$10,528	$-	$10,528
Accrued liabilities	9,112	(554)	8,558
Lines of credit	5,420	-	5,420
Subordinated notes payable	635	-	635
Current portion of warrant and stock option liabilities	-	300	300
Current portion of debt	3,437	-	3,437
Current portion of capital leases	257	-	257
Other current liabilities	1,485	-	1,485
Total current liabilities	30,874	(254)	30,620
Long-term capital leases, net of current portion	573	-	573
Lines of credit
Long-term debt, net of current portion	10,582	-	10,582
Warrant and stock option liabilities, net of current portion	-	6,357	6,357
Other long-term liabilities	252	-	252
Total liabilities	42,281	6,103	48,384
Contingently redeemable noncontrolling interest	-	12,867	12,867
Shareholders' Equity:
Common stock, no par value	-	-	-
Additional paid in capital	179,293	(2,937)	176,356
Accumulated deficit	(132,866)	(3,710)	(136,576)
Accumulated other comprehensive income	(111)	-	(111)
Total shareholders’ equity attributable to Nobilis Health Corp.	46,316	(6,647)	39,669
Noncontrolling interests	18,985	(14,852)	4,133
Total shareholders' equity	65,301	(21,499)	43,802
Total Liabilities and Shareholders' Equity	$107,582	$(2,529)	$105,053

CONSOLIDATED STATEMENT OF OPERATIONS
	Quarter Ended September 30, 2014
	As Reported	Adjustments	Restated
Revenues - Patient and net professional fees	$17,193	$-	$17,193
Operating expenses:
Salaries and benefits	2,964	-	2,964
Drugs and supplies	2,267	-	2,267
General and administrative	6,164	-	6,164
Depreciation and amortization	352	(8)	344
Total operating expenses	11,747	(8)	11,739
Corporate costs:
Salaries and benefits	636	-	636
General and administrative	706	(16)	690
Legal expenses	204	-	204
Depreciation	26	-	26
Total corporate costs	1,572	(16)	1,556
Income from operations	3,874	24	3,898
Other expense (income):
Change in fair value of warrant and stock option liabilities	-	2	2
Interest expense	22	-	22
Other income, net	(40)	-	(40)
Total other (income) expense	(18)	2	(16)
Net income before income taxes and noncontrolling interests	3,892	22	3,914
Income tax	94	-	94
Net income	3,798	22	3,820
Net income attributable to noncontrolling interests	2,576	4	2,580
Net (loss) income attributable to Nobilis Health Corp.	$1,222	$18	$1,240
Net (loss) income per basic common share	$0.03	$-	$0.03
Net (loss) income per fully diluted common share	$0.03	$-	$0.03
Weighted average shares outstanding (basic)	44,591,772	-	44,591,772
Weighted average shares outstanding (fully diluted)	45,711,687	(236,687)	45,475,000

CONSOLIDATED STATEMENT OF OPERATIONS
	Nine Months Ended September 30, 2014
	As Reported	Adjustments	Restated
Revenues - Patient and net professional fees	$44,428	$-	$44,428
Operating expenses:
Salaries and benefits	6,882	-	6,882
Drugs and supplies	6,236	-	6,236
General and administrative	18,076	-	18,076
Depreciation and amortization	955	(8)	947
Total operating expenses	32,149	(8)	32,141
Corporate costs:
Salaries and benefits	1,665	-	1,665
General and administrative	1,947	(21)	1,926
Legal expenses	826	-	826
Depreciation	87	-	87
Total corporate costs	4,525	(21)	4,504
Income from operations	7,754	29	7,783
Other expense (income):
Change in fair value of warrant and stock option liabilities	-	(744)	(744)
Interest expense	135	-	135
Other income, net	(106)	-	(106)
Total other (income) expense	29	(744)	(715)
Net income before income taxes and noncontrolling interests	7,725	773	8,498
Income tax	332	-	332
Net income	7,393	773	8,166
Net income attributable to noncontrolling interests	6,440	4	6,444
Net (loss) income attributable to Nobilis Health Corp.	$953	$769	$1,722
Net (loss) income per basic common share	$0.02	$0.02	$0.04
Net (loss) income per fully diluted common share	$0.02	$0.02	$0.04
Weighted average shares outstanding (basic)	43,736,386	-	43,736,386
Weighted average shares outstanding (fully diluted)	44,357,988	83,960	44,441,948

CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months Ended September 30, 2014
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$7,393	$773	$8,166
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,042	(8)	1,034
Change in fair value of warrant and stock option liabilities	-	(744)	(744)
Share-based compensation	425	(21)	404
Gain on sale of fixed assets	(39)	-	(39)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,054)	-	(4,054)
Medical supplies	(32)	-	(32)
Prepaids and other current assets	(715)	-	(715)
Intangible assets	15	-	15
Other long-term assets	538	-	538
Trade accounts payable and accrued liabilities	(7)	-	(7)
Other current liabilities	(43)	-	(43)
Net cash provided by operating activities	4,523	-	4,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,682)	-	(1,682)
Investment in associate	(150)	-	(150)
Purchase of interest acquired in subsidiary	(346)	-	(346)
Proceeds of sale of ownership interests of subsidiary	830	-	830
Proceeds from sale of PPE	39	-	39
Net cash used for investing activities	(1,309)	-	(1,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to non controlling interests	(4,195)	-	(4,195)
Proceeds from exercise of stock options	166	-	166
Proceeds from exercise of stock warrants	2,958	-	2,958
Proceeds from private placement	6,100	-	6,100
Payments on capital lease obligations	(45)	-	(45)
Payments of debt and lines of credit	(316)	-	(316)
Net cash provided by (used for) financing activities	4,668	-	4,668

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(195)	-	(195)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,687	-	7,687
CASH AND CASH EQUIVALENTS — Beginning of period	5,602	-	5,602
CASH AND CASH EQUIVALENTS — End of period	$13,289	$-	$13,289

The adjustments also affect tables and disclosures within Notes 4, 5, 8, 11, 12, 13 and 15.

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the 10-K/A December 31, 2014. If not materially different, certain footnote disclosures included in the Annual Report have been omitted from this Quarterly Report on 10-Q.

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair presentation of the interim period consolidated financial statements, have been made. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year.

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

Recent Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (“FASB”) issued guidance that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Following an intial delay of the effective date, the guidance was issued in August 2015 under ASCU 2015-14. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

In April 2015, the FASB issued guidance in order to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the debt liability rather than as a deferred charge asset as required under current guidance. The guidance also requires that the amortization of debt issuance costs be reported as interest expense. The guidance is effective for the Company starting January 1, 2016 and must be applied on a retrospective basis. Early adoption is permitted. The Company has chosen to early adopt this guidance as of the interim period ended March 31, 2015. No retrospective application was deemed necessary, as the Company did not have any debt issuance costs prior to the three months ended March 31, 2015. Approximately $0.6 million of debt issuance costs have been deducted from the carrying amount of debt as of September 30, 2015.

In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The update requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The Company adopted this ASU during the three months ended September 30, 2015. Accordingly, we applied the amendments in this update to the measurement period adjustments made during the three months ended September 31, 2015 with no material effect on previous-period or current-period earnings.

2. Deconsolidations

During the first quarter of the fiscal year, we completed the deconsolidation of two imaging centers and one urgent care clinic in Houston, which consisted of the following entities: Spring Northwest Management, LLC., Spring Northwest Operating, LLC. and Willowbrook Imaging, LLC. We resigned as the manager of these facilities resulting in loss of control and our rights to exercise significant influence. We retained investments in these facilities that are accounted for as cost method investments beginning January 1, 2015. The revaluation of our remaining investments in these facilities resulted in no gain or loss due to the short term these investments were held. The carrying value as of September 30, 2015 is $1.4 million, which approximates calculated fair value. The investments are classified as assets in the consolidated balance sheets under the caption “Investment in Associates”.

The fair value of investments in the operating entities (Spring Northwest Operating, LLC; and Spring Northwest Management, LLC and wholly owned subsidiaries; Spring Creek Urgent Care, LLC and Spring Creek Imaging LLC), were primarily determined by the discounted future cash flow method, except for Willowbrook Imaging, LLC and GRIP Medical Diagnostics, LLC, which were valued using the cost approach. The investment in holding entities (KIRPA Holdings, LLC and Northstar Healthcare Northwest Management, LLC), were valued based on the adjusted net asset value method.

The primary inputs for the operating entities included the discount rate, long-term growth rate and discount for lack of marketability.

The discount rate for the operating entity engaged in the leasing businesses were 3% and 4%, for Class B units and Class A units, respectively, which represent the estimated after-tax cost of debt of the counter party. The discount rate for the imaging and urgent care center was 14.5% and 15.5% for Class B units and Class A units, respectively, which represents the estimated cost of equity. The long-term growth rate for Spring Northwest Management, LLC and wholly owned subsidiaries was 3%. The discount for lack of marketability for the operating entities was 25%.

The primary input for the holding entity, KIRPA Holdings, LLC, includes a 5% discount for lack of control and a 10% discount for lack of marketability.

3. Investments in Associates

In March 2014, the Company acquired an ownership interest in Group of Pioneers Diagnostics (“GOP”), LLC, representing 40% of the outstanding share interests in GOP. The investment was previously accounted for using the equity method of accounting. In March 2015, the Company resigned as manager of GOP resulting in the loss of ability to exercise significant influence over the operating and financial activities of the investee. As a result, the investment will be accounted for under the cost method accounting. The carrying value of this investment at September 30, 2015 was $0.2 million, and is reflected in investments in associates in the consolidated balance sheets.

The Company has other investments using the cost method which aggregate to $0.7 million.

4. Business Combinations

Imaging Centers and Urgent Care Clinic

In January 2014, the Company acquired an ownership interest in two imaging centers and one urgent care clinic in Houston. The Company acquired a 32.14% interest in Spring Northwest Operating, LLC., a 31.78% interest in Spring Northwest Management, LLC. and a 22.22% interest in Willowbrook Imaging, LLC. The aggregate cost of the acquisition is comprised of $0.3 million in cash, net of acquired cash, and 431,711 shares of Nobilis stock representing a combined value of $1.4 million.

This transaction was treated as a business combination. The fair value of the assets and liabilities acquired were determined with the assistance of independent third party valuation experts. As a result of the acquisition, the Company recognized $0.7 million of goodwill within our medical services segment which is deductible for tax purposes. The Company believes that the goodwill is primarily comprised of the ability to further diversify the Company’s revenue stream while creating a valuable presence in the Northwest region of the Houston, Texas market.

Effectiving January 1, 2015, there entities were deconsolidated. See Note 2.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

January 16, 2014

Net assets acquired:
Cash	$563
Prepaid expenses	48
Property and equipment	2,271
Other assets	40
Goodwill	701
Net assets acquired	$3,623

Net liabilities assumed:
Accounts payable	$697
Debt	1,544
Net liabilities assumed	$2,241

Consideration:
Cash, net of cash acquired	$346
Stock issued for acquisition	514
Noncontrolling interest	522
Total Consideration	$1,382

First Nobilis, LLC (“First Nobilis”)

In September 2014, the Company formed First Nobilis, a Texas limited liability Company. First Nobilis is owned 51% by the Company and 49% by a third party. First Nobilis formed two subsidiary Texas limited liability companies to be the new operating entities.

Upon formation of First Nobilis, effective September 1, 2014, Nobilis contributed $7.5 million in cash to the new entity. For a 49% ownership interest, a third party contributed medical supplies, intangible assets, and certain accounts payables and accounts receivables. As part of the transaction, certain of the Company’s assets were used as collateral on lines of credit for the landlord which were satisfied in December 2015. The Company entered into the First Nobilis arrangement in order to establish its first hospital platform in the Houston market for serving a broader patient population with higher acuity.

This transaction was treated as a business combination. The fair value of the intangible assets and liabilities acquired were determined with the assistance of independent third party valuation experts. As a result of the acquisition, the Company recognized $0.6 million of goodwill within our medical services segment which is deductible for tax purposes. As this transaction has resulted in the Company’s first acute care facility in the Houston market, the Company believes that the goodwill is primarily comprised of our enhanced service option to provide patients with a higher acuity of care.

The fair value of the noncontrolling interest was also determined with the assistance of a third party valuation expert using both Level 2 inputs, which include observable market data other than quoted prices and Level 3 inputs, which include unobservable data. The implied noncontrolling interest value, as calculated using the implied equity value of the Company and the 49% minority interest percentage, was discounted for both lack of control and lack of marketability using various inputs, including volatility, certain market control premiums from similar market transactions and the estimated amount of time it would take to sell the equity in the market without affecting the price.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

September 2014
(Restated)
Net assets acquired:
Accounts receivable	$6,509
Inventory	598
Trade name	1,000
Physician relationships	2,800
Goodwill	649
Net assets acquired	$11,556

Net liabilities assumed:
Accounts payable	$6,060
Unfavorable lease	290
Total liabilities assumed	$6,350

Consideration:
49% ownership interest	$5,206

Athas Health, LLC (“Athas”)

In December 2014, the Company completed its acquisition of Athas for total consideration of approximately $31.2 million (all $ denominations in US dollars). Athas is based in Dallas, Texas, and focuses on the delivery of specialized healthcare services in seven states through the use of contracted marketing services and factoring of receivables. They are a nationwide direct-to-consumer marketing company with multiple established campaigns in various clinical service lines. Through the acquisition of Athas, the Company is able to vastly expand its marketing infrastructure.

The purchase price for Nobilis to acquire all of the ownership interests in Athas was broken down as follows: $3.0 million in cash upon closing, the issuance of a promissory note by Nobilis to the sellers for $12.0 million, the issuance at closing of 6,666,666 shares of Nobilis common stock that are subject to a lock up of up to two years, and the issuance of an additional 4,666,666 shares of Nobilis common stock to be issued over two years with half issued on the first anniversary of the closing and the second half issued on the second anniversary of the closing. Under the two year lock up period, the stock issued as part of the purchase price is subject to restrictions on transfer and may not be sold or pledged until the lock out period is released.

The fair value of the assets acquired were determined with the assistance of independent third party valuation experts.

The fair value of the stock issued for consideration was also determined with the assistance of a third party valuation expert using both Level 1 inputs, which include quoted market prices, and Level 2 inputs, which include observable data other than quoted prices. The value was determined using the published stock price on the date of closing, less a discount for lack of marketability as a result of the two year lock up period on the shares issued. The discount for lack of marketability was calculated using observable volatility rates from comparable companies, quoted risk free rates and the expected holding period as a result of the two year lock up period. The discount for lack of marketability range from 18% to 30%.

As a result of the acquisition, the Company recognized $19.0 million of goodwill within our marketing segment which is deductible for tax purposes. The Company believes that the goodwill is primarily comprised of the potential benefit of having a marketing platform with proprietary technology in customer relation management that further distinguishes us from other healthcare providers, in addition to being able to enhance our marketing capabilities by broadening the Company’s reach to new patient markets.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

December 2014
(Restated)
Net assets acquired:
Cash	$(53)
Trade accounts receivable	4,713
Other receivable	450
Prepaid expenses	226
Investment in associate	730
PP&E	752
Trademark	5,610
Internally developed software	1,980
Non-compete agreements	1,920
Trade secret medical technology	5,620
Goodwill	19,011
Net assets acquired	$40,959

Net liabilities assumed:
Trade accounts payable	$1,531
Accrued liabilities	2,915
Line of credit	4,120
Subordinated notes payable	635
Note payable	157
Other current liabilities	102
Other long-term liabilities	260
Total liabilities assumed	$9,720

Consideration:
Cash, net of cash acquired	$3,000
Debt issued for consideration	12,000
Stock issued for consideration	16,239
Total consideration	$31,239

Hermann Drive Surgical Hospital (“Hermann Drive”) (f/k/a Victory Medical Center Houston)

In April 2015, the Company acquired a 55% ownership interest in Victory Medical Center Houston, L.P. (n/k/a Hermann Drive Surgical Hospital, LP), which owns and operates Victory Healthcare Houston Hospital (n/k/a Hermann Drive Surgical Hospital), a surgical hospital located in the Texas Medical Center in Houston, Texas. The Company paid $1.4 million in cash and assumed certain leases and loans of Hermann Drive. The acquisition of Hermann Drive provides the Company with managed care contracts spread across several major insurance carriers. Through this acquisition, the Company will also establish greater geographical coverage with this facility being located in the Texas Medical Center with a group of established physician partners.

The fair value of the intangible assets and physical equipment were determined with the assistance of independent third party valuation experts. As a result of the acquisition, the Company has preliminarily recognized $10.9 million of goodwill within our medical services segment which is deductible for tax purposes. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group. In addition, the managed care contracts at this facility allow the Company to offer its services to a broader market segment.

The fair value of the noncontrolling interest was also determined with the assistance of a third party valuation expert using both Level 2 inputs, which include observable market data other than quoted prices and Level 3 inputs, which include unobservable data. The implied noncontrolling interest value, as calculated using the implied equity value of the Company and the 45% minority interest percentage, was discounted for both lack of control and lack of marketability using various inputs, including volatility, certain market control premiums from similar market transactions and the estimated amount of time it would take to sell the equity in the market without affecting the price.

Subsequent to the acquisition date of April 24, 2015, Hermann Drive had $5.7 million in revenues and a loss of $1.7 million which is included in the Company’s September 30, 2015 consolidated statements of operations.

The costs related to the transaction were nominal and were expensed during the three months ended June 30, 2015. These costs are included in the corporate general and administrative expenses in the nine months ended September 30, 2015 consolidated statements of operations.

During the measurement period, management determined certain adjustments to the acquired assets and liabilities which are detailed in the table below. FASB Accounting Standards Codification 805, “Business Combinations”, as amended by ASU 2015-16, requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. During the three months ended September 30, 2015, the Company made the adjustments specified below with a corresponding adjustment to goodwill, and with no material effect on previous-period or current-period earnings or other comprehensive income.

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

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

	As Previously	Measurement Period
	Determined	Adjustments	Revised

Net assets acquired:
Cash	$64	$-	$64
Trade accounts receivable	2,500	-	2,500
Other receivables	6,325	-	6,325
Prepaid expenses and other current assets	44	-	44
Inventory	662	-	662
Property and equipment	4,860	-	4,860
Other long-term assets	2	-	2
Trademark	280	-	280
Medicare license	940	-	940
Hospital license	13	-	13
Goodwill	9,447	1,464	10,911
Net assets acquired	$25,137	$1,464	$26,601

Net liabilities assumed:
Trade accounts payable	$6,266	$-	$6,266
Accrued liabilities	3,198	-	3,198
Long-term portion of Capital Leases	2,278	-	2,278
Long-term portion of Note Payable	6,052	-	6,052
Total liabilities assumed	$17,794	$-	$17,794

Consideration:
Cash, net of cash acquired	$1,436	$-	$1,436
Debt assumed	5,907	-	5,907
Non-controlling interest	-	1,464	1,464
Total consideration	$7,343	$1,464	$8,807

Peak Surgeon Innovations, LLC (“Peak”)

In June 2015, the Company acquired Peak, a provider of intraoperative neuromonitoring ("IOM") services for hospitals, surgery centers and other healthcare facilities. The acquisition serves to expand the Company’s service coverage into multiple locations across multiple states. The Company acquired a 100% ownership interest in Peak for cash consideration of $0.9 million and stock consideration of $0.7 million provided to Bryan Hasse (the “Seller”). In addition to such cash and stock consideration, the Seller is eligible to receive a potential earnout payment (in cash or stock at the option of Seller) upon achievement by the IOM service line of certain EBITDA performance metrics.

Subsequent to the acquisition date of June 1, 2015, Peak had $1.0 million in revenues and income of $0.1 million which is included in the Company’s September 30, 2015 consolidated statements of operations.

The costs related to the transaction were nominal and were expensed during the nine months ended September 30, 2015. These costs are included in the corporate general and administrative expenses in the September 30, 2015 consolidated statements of operations.

During the measurement period, management determined certain adjustments to the acquired assets and liabilities which are detailed in the table below. FASB Accounting Standards Codification 805, “Business Combinations”, as amended by ASU 2015-16, requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. During the three months ended September 30, 2015, the Company made the adjustments specified below with a corresponding adjustment to goodwill, and with no material effect on previous-period or current-period earnings or other comprehensive income.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the earn-out calculation, the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

The Company is currently in the process of determining the fair value of any potential intangible assets with the assistance of independent third party valuation expert. As a result of the acquisition, the Company has preliminarily recognized $1.4 million of goodwill within our medical services segment which is deductible for tax purposes. The Company believes that the goodwill is primarily comprised of the business opportunities to be realized through Peak’s existing service infrastructure and relationships with health care facilities across the U.S. In addition, the acquisition of Peak allows the Company to vertically integrate its surgical services and capture revenues which have previously been realized by external service providers.

The capital leases assumed consist of medical equipment and contain a bargain purchase option.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

	As Previously	Measurement Period
	Determined	Adjustments	Revised

Net assets acquired:
Cash	$1	$-	$1
Trade accounts receivable	315	54	369
Prepaid expenses and other current assets	4	(4)	-
Property and equipment	-	315	315
Goodwill	1,318	57	1,375
Net assets acquired	$1,638	$422	$2,060

Net liabilities assumed:
Trade accounts payable	$138	$-	$138
Accrued expense	-	107	107
Capital lease liability	-	315	315
Net liabilities assumed	$138	$422	$560

Consideration:
Cash, net of cash acquired	$850	$-	$850
Stock issued as consideration	650	-	650
Total consideration	$1,500	$-	$1,500

Marsh Lane Surgical Hospital, LLC (“Marsh Lane”)

In July 2015, the Company formed Marsh Lane, a Texas limited liability company and wholly owned subsidiary of the Company, and closed the purchase of certain assets (the “Acquisition”) of Victory Medical Center Plano, LP, a Texas limited partnership (“Victory Plano”). The Acquisition was closed following the conclusion of bankruptcy proceedings in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division, initiated by Victory Plano. The acquisition of Victory Plano serves to establish the Company’s first hospital platform in the Dallas, Texas market for serving a broader patient population with higher acuity.

The total purchase price paid by Marsh Lane for the Acquisition was approximately $5.8 million, consisting of $1.3 million in cash to be used by Victory Plano to cure and pay certain defaults under contracts assumed by Marsh Lane and the $4.5 million assumption of Victory Plano’s indebtedness. Marsh Lane also assumed Victory Plano’s capital equipment leases and its real estate lease.

The fair value of the intangible assets acquired were determined with the assistance of independent third party valuation experts.

Subsequent to the acquisition date of July 30, 2015, Marsh Lane had $3.1 million in revenues and a nominal loss which is included in the Company’s September 30, 2015 consolidated statements of operations.

The costs related to the transaction were nominal and were expensed during the nine months ended September 30, 2015. These costs are included in the corporate general and administrative expenses in the September 30, 2015 consolidated statements of operations.

Fair value of property and equipment was determined based on the cost approach, which considers the replacement cost less economic depreciation. The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is further assessing the valuation of certain tangible and intangible assets acquired and obligations assumed pending the final appraisals. The Company expects to finalize its analysis during 2016.

The capital leases assumed consist of medical equipment and contain a bargain purchase option.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

July 31, 2015

Net assets acquired:
Trade accounts receivable	$3,000
Medical supplies	881
Property and equipment	10,170
Hospital license	13
Net assets acquired	$14,064

Net liabilities assumed:
Capital leases	$3,907
Debt	4,500
Total liabilities assumed	$8,407

Consideration:
Cash, net of cash acquired	$1,299

Bargain purchase gain:	$4,358

Unaudited Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information includes the results of operations for Athas and First Nobilis, and is presented as if each acquired company had been consolidated as of the beginning of the year immediately preceding the year in which the company was acquired. The Company utilized all historical data which was available and practicable to obtain. Certain information was not practicable to obtain for the three and nine months ended September 30, 2014 for Hermann Drive and Marsh Lane due to the bankruptcy proceedings of their former parent company. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual result that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.

Unaudited pro forma information for the Peak acquisition is not presented in the pro forma disclosure because the effects of such transaction is considered immaterial to the Company’s consolidated financial statements.

The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of the Company to include historical results of the acquired businesses described above and was then adjusted: (i) to increase amortization expense resulting from the intangible assets acquired; (ii) to adjust earnings per share to reflect the common shares issued as part of the purchase consideration; (iii) to reduce interest expense from debt which was retained by the seller upon acquisition of the respective businesses; (iv) to adjust the carrying value of net property and equipment to its fair value and to increase depreciation expense for the incremental increase in the value of property and equipment; (v) to decrease expenses for management services which were provided by the preceding parent entity and to concurrently increase expenses for management services which are now provided by the Company; and (vi) to adjust noncontrolling interest to properly reflect the minority ownership percentages which were not purchased by the Company. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from these acquisition.

The Company’s unaudited supplemental pro forma financial information is as follows (in thousands except for per share amounts):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$52,483	$29,241	$139,774	$80,716
Income before from operations	3,873	1,782	8,225	3,252
Noncontrolling interests	2,375	2,073	10,360	4,697
Net income (loss) attributable to common stockholders	11,765	(326)	6,282	(1,511)
Net income (loss) per basic common share	$0.17	$(0.01)	$0.10	$(0.03)

5. Trade Accounts Receivable

A detail of accounts receivable as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Trade accounts receivable	$58,509	$40,985
Allowance for doubtful accounts	(2,742)	(1,391)
Receivables transferred	(224)	(873)
Receivables purchased	1,525	1,740
Trade accounts receivable, net	$57,068	$40,461

Bad debt expense was $0.9 million and nil for the three months ended September 30, 2015 and 2014, respectively, and $1.1 million and nil for the nine months ended September 30, 2015 and 2014, respectively.

From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of September 30, 2015 and December 31, 2014, there remained a balance of $0.2 million and $0.9 million, respectively, in transferred receivables pursuant to the terms of the original agreement. The Company, from time to time, transfers to the third party certain of its accounts receivable payments on a non-recourse basis. For the three months ended September 30, 2015 and 2014, the Company received advanced payments of $0.3 million and $0.2 million, respectively. During the same time period, the Company transferred $1.4 million and $1.0 million of receivables, respectively. For the nine months ended September 30, 2015 and 2014, the Company received advanced payments of $1.4 million and $0.5 million, respectively. During the same time period, the Company transferred $5.2 million and $4.8 million of receivables, respectively. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.

Athas Health, LLC (“Athas”) purchases receivables from physicians, at a discount, on a nonrecourse basis. The discount and purchase price vary by speciality and are recorded at the date of purchase, which generally occurs 45 days after the accounts are billed. These purchased receivables are billed and collected by Athas, and Athas retains 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables. Gross revenue from purchased receivables was $2.8 million and $7.8 million for the three and nine months ended September 30, 2015, respectively. Revenue, net of the discounted purchase price, was $1.2 million and $3.9 million for the three and nine months ended September 30, 2015, respectively. Accounts receivable for purchased receivables was $0.8 million as of September 30, 2015. Comparable prior period amounts are not presented, as Athas was acquired by Nobilis in December 2014.

Peak Surgeon Innovations, LLC (“Peak”) purchases receivables from a third party, at a discount, on a nonrecourse basis. The discount and purchase price vary by speciality and are recorded at the date of purchase, which generally occurs 30 days after the accounts are billed. These purchased receivables are billed and collected by Peak, and Peak retains 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables. Gross revenue from purchased receivables was $0.4 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. Accounts receivable for purchased receivables was $0.7 million as of September 30, 2015. Comparable prior period amounts are not presented, as Peak was acquired by Nobilis in December 2014.

Factoring Revenues

Factoring revenue is comprised of revenue generated from certain accounts receivables which are purchased from third parties through the regular course of business. Purchase price is determined either by a flat fee per case, as dictated per the agreement, or as a percentage of final collections. At the time of purchase, the Company assumes all financial risk and incurs all costs related to collections without any recourse to the third party seller. Net Factoring revenue is deferred until such time the receivables are purchased and is subsequently recognized on a straight-lined basis through the date of collection from third-party payors.

Accounts Receivable

Accounts receivable consists of net patient service revenues and factoring revenues recorded at net realizable value and contracted marketing revenues recorded at the fees due from the facilities for marketing services performed. Factoring receivables represent Athas Health, LLC (“Athas”) purchases of receivables from physicians, at a discount, on a nonrecourse basis. The discount and purchase price vary by speciality and are recorded at the date of purchase, which generally occurs 45 days after the accounts are billed. The purchased receivables are billed and collected by Athas, and Athas retains 100% of what is collected after paying the discounted purchase price.

6. Concentrations

A summary of certain information about our payor concentration is as follows:

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	94.4%	97.4%
Workers compensation	5.1%	1.6%
Medicare	0.5%	1.0%
Total	100.0%	100.0%

MARKETING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.1%	97.4%
Workers compensation	4.5%	1.6%
Medicare	0.4%	1.0%
Total	100.0%	100.0%

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	94.7%	96.3%
Workers compensation	4.8%	2.7%
Medicare	0.5%	1.0%
Total	100.0%	100.0%

MARKETING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.2%	96.3%
Workers compensation	4.3%	2.7%
Medicare	0.5%	1.0%
Total	100.0%	100.0%

Four facilities represent approximately 83% of the Company’s contracted marketing revenue and four facilities represent approximately 82% of the Company’s contracted marketing accounts receivable for the nine months ended and as of September 30, 2015.

7. Intangible Assets

Intangible assets at September 30, 2015 and December 31, 2014 consist of the following (in thousands):

		September 30, 2015					December 31, 2014

	Term	Historical		Accumulated	Accumulated	Net Book	Historical	Accumulated	Accumulated	Net Book
	(in years)	Cost	Additions	Amortization	Impairment	Value	Cost	Amortization	Impairment	Value
Definite Life
Non-compete agreements	10-15	$2,761	$-	$993	$-	$1,768	$2,761	$853	$-	$1,908
Internally developed software	5	1,980	-	330	-	1,650	1,980	33	-	1,947
Trade secret methodology	10	5,620	-	468	-	5,152	5,620	47	-	5,573
Physician relationships	20	2,800	-	152	-	2,648	2,800	47	-	2,753
Unfavorable lease	8	(290)	-	(25)	-	(265)	(290)	(11)	-	(279)

Indefinite Life				-	-
Tradenames		1,000		-	-	1,000	1,000	-	-	1,000
Trademark		5,610	280	-	-	5,890	5,610	-	-	5,610
Medicare license		8,498	940	-	7,401	2,037	8,498	-	7,401	1,097
Hospital license		-	26	-	-	26				-
Total		$27,979	$1,246	$1,918	$7,401	$19,906	$27,979	$969	$7,401	$19,609

Amortization expense was $0.3 million and nil for the three months ended September 30, 2015 and 2014, respectively, and $0.9 million and nil for the nine months ended September 30, 2015 and 2014, respectively. Estimated amortization expense of intangible assets is $0.3 million for the remainder of 2015, $1.2 million for each of the next four years and $5.3 million thereafter.

8. Goodwill

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Cost	$47,474	$35,889
Accumulated impairment losses	(14,300)	(14,300)
Total	$33,174	$21,589

Cost	September 30, 2015	December 31, 2014
BALANCE - beginning of period	$35,889	$15,528
January 2014 business combination	-	701
First Nobilis business combination	-	649
Athas business combination	-	19,011
Deconsolidation of imaging centers and urgent care clinic	(701)	-
Hermann Drive business combination, as adjusted	10,911	-
Peak business combination, as adjusted	1,375	-
Total cost	$47,474	$35,889

Accumulated impairment
BALANCE - beginning of period	$(14,300)	$(14,300)
Impairment charges during the period	-	-
Total accumulated impairment	$(14,300)	$(14,300)

9. Lines of Credit

On March 31, 2015, the Company secured a $5.0 million revolving line of credit (the “revolver”) from Healthcare Financial Services, LLC (f/k/a General Electric Capital Corporation), or “HFS” maturing in March 2020. The revolver bears interest at a rate of 4% plus LIBOR per annum (effective rate of 4.70% at September 30, 2015) and requires quarterly payments. Principal amounts borrowed under the revolver may be repaid and re-borrowed periodically. The revolver is collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries. During the three months ended September 30, 2015, the Company paid down the previous $1.5 million balance outstanding on the revolver. The Company has no outstanding amount due on this revolver as of September 30, 2015.

On July 30, 2015, the Company issued a $1.5M Letter of Credit to the Landlord of the March Lane Surgical Hospital (“Marsh Landlord”) facility in connection with the execution of the hospital facility lease. The Marsh Landlord shall have the right to draw upon the Letter of Credit in an event of default. The Letter of Credit is secured by the $5.0 million revolving line of credit from HFS.

10. Debt

On March 31, 2015, the Company secured a $20.0 million term loan from HFS. The term loan bears interest at a rate of 4% plus LIBOR per annum (effective rate of 4.70% at September 30, 2015) and requires quarterly payments of principal and interest until the term loan matures in March 2020. The term loan provides for a 0.70215% LIBOR floor. The term loan is collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries.

The $20.0 million term loan primarily served to refinance all previously held debt and lines of credit. Debt issuance costs associated with the new credit facility approximated $0.6 million.

In April 2015, the Company acquired a 55% ownership interest in Victory Medical Center, L.P. for cash and the assumption of certain liabilities and loans. The loan assumed was from UMB Bank n.a., in the amount of $6.1 million. In May 2015, the Company paid off the loan balance with UMB Bank n.a.

The credit facilities contain covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.0 times and a leverage ratio of 2.5 times. The Company was in full compliance of all credit facility covenants at September 30, 2015.

On July 30, 2015, The Company secured a $4.5 million term loan from LegacyTexas Bank. The term loan bears interest at a rate of 4% plus LIBOR per annum (4.19% at September 30, 2015) and requires monthly payments of interest. Monthly payments of principal will commence in August 2016. The term loan matures in July 2020. The term loan is subordinated to the Company’s term loan and revolver with HFS.

Loan origination fees are deferred and the net amount is amortized over the contractual life of the related loans.

Debt at September 30, 2015 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Gross debt	$23,734	$20,074
Less: unamortized loan fees	596	-
Debt, net of unamortized loan fees	23,138	20,074
Less: current portion of term loan	868	3,437
Less: subordinated notes payable	-	635
Less: lines of credit	-	5,420
Long-term debt, net of unamortized loan fees	$22,270	$10,582

11. Share Based Compensation

Restricted Share Units (RSU’s)

The Company did not grant any RSU’s during the three and nine months ended September 30, 2015 and granted 50,000 RSU’s and 700,000 RSU’s during the three and nine months ended September 30, 2014, respectively.

The Company recorded stock compensation expense relative to RSU’s of nil and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $5.4 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

In June 2015, two key executives of the Company experienced triggering events, as defined in their employment agreements, which accelerated all unrecognized stock compensation expense on their outstanding RSU’s. As a result of the acceleration, the Company recognized an additional $4.5 million of stock compensation expense during the nine months ended September 30, 2015.

Stock Options

The Company granted a total of 1,300,000 stock options during the three months ended September 30, 2015. Of the options granted during the three month period, 900,000 of those vest ratably over a three year period, 400,000 cliff vest at the end of a five year period. The Company granted a total of 2,601,782 stock options during the nine months ended September 30, 2015. Of the options granted during the nine month period, 451,782 vest immediately, 450,000 vest ratably over a one year period, 1,300,000 vest ratably over a three year period and 400,000 cliff vest at the end of a five year period.

The following table summarizes stock option activity for the nine months ended September 30, 2015.

	Shares	Weighted-	Weighted-Average
	Underlying	Average Exercise	Remaining Life
	Options	Price	(years)

Outstanding at December 31, 2014	3,118,218	$1.45	9.80
Granted	2,601,782	$5.50	9.78
Exercised	(447,787)	$1.26	-
Forfeited	(372,213)	$1.11	-
Outstanding at September 30, 2015	4,900,000	$3.65	9.47

Exercisable at September 30, 2015	1,408,461	$2.54	9.47

The above table includes 650,000 options issued to nonemployees. See Note 13 for discussion regarding the classification of these options in the balance sheet.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $2.9 and $0.6, respectively. The total intrinsic value for all in-the-money vested outstanding stock options at September 30, 2015 was $4.6 million. Assuming all stock options outstanding at September 30, 2015 were vested, the total intrinsic value of in-the-money outstanding stock options would have been $12.1 million.

The Company recorded total stock compensation expense relative to employee stock options of $1.3 million and $0.1 for the three months ended September 30, 2015 and 2014, respectively, and $4.3 and $0.2 for the nine months ended September 30, 2015 and 2014, respectively.

The fair values of the employee stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the three months ended September 30, 2015.

Nine months ended
September 30, 2015

Expected price volatility	113% - 122%
Risk free interest rate	1.34% - 1.87%
Expected annual dividend yield	0%
Expected option term (years)	5 - 6
Expected forfeiture rate	1.3% - 8.8%
Grant date fair value per share	$2.97 - $6.31

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

Earnings per share (“EPS”)

A detail of the Company’s EPS is as follows (in thousands except for share and per share amounts):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income for the period	$10,943	$1,240	$6,038	$1,722

Issued common shares at beginning of period	70,867,494	43,411,318	59,418,227	42,729,547
Effect of investment in subsidiary	-	-	-	406,466
Effect of private placement	-	242,104	2,066,496	-
Effect of June 2015 acquisition	-	-	37,478	-
Effect of stock based compensation	61,884	184,783	303,426	264,835
Effect of stock warrants	6,209	753,567	2,194,072	253,949
Athas share consideration	-	-	1,290,911	81,589
Weighted average common shares at end of period	70,935,587	44,591,772	65,310,610	43,736,386

Basic net income per common share	$0.15	$0.03	$0.09	$0.04

A detail of the Company’s dilutive EPS is as follows (in thousands except for share and per share amounts):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income for the period	$10,943	$1,240	$6,038	$1,722

Weighted average common shares (basic)	70,935,587	44,591,772	65,310,610	43,736,386
Effect of stock based compensation	6,597,870	785,161	6,242,470	641,344
Effect of stock warrants	122,806	98,067	420,527	64,218
Athas share consideration	-	-	3,094,017	-
Weighted average common shares (diuluted) at end of period	77,656,264	45,475,000	75,067,623	44,441,948

Dilutive net income per common share	$0.14	$0.03	$0.08	$0.04

Options to purchase 1,875,000 shares of common stock, warrants with the right to purchase 3,923,824 shares of common stock and options issued to underwriters to purchase 392,383 shares of common stock were not included in the computation of diluted earnings per share in the 2015 period because the effect would have been anti-dilutive as a result of the securities being “out of the money” with a strike price greater than the average fair market value during the period presented.

13. Warrants and Options Derivative Liabilities

Warrants and Options Issued in Private Placements

The Company issued warrants and compensatory options in connection with private placements completed in December 2013 and September 2014. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock in accordance with ASC 815-40-15-7I. Hence, these warrants and options are classified as liabilities under the caption “Warrants and Options Derivative Liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Statements of Operations under the caption “Change in fair value of warrants and options liability”.

The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date following using the Black Scholes pricing model with the following inputs:

	September 30, 2015	December 31, 2014

Risk free interest rate	0.11% - 0.64%	0.13% - 0.67%
Expected life in years	0.25 - 2	1 - 2
Expected volatility	71% - 89%	73% - 146%
Expected dividend yeild	0%	0%

The changes in fair value of the warrants and options liability during the quarter ended September 30, 2015 were as follows:

	September 30, 2015	December 31, 2014

Balance at beginning of year	$6,657	$2,401
Issuance of warrants and options	12,797	2,143
Transferred to equity upon exercise	(8,882)	(1,440)
Change in fair value recorded in earnings	(4,741)	(744)
Balance at September 30, 2015 and 2014	$5,831	$2,360

The following warrants and options were outstanding at September 30, 2015:

		Number of warrants and	Remaining contractual life
	Exercise price in Cnd$	options	(years)

2013 Options	Cnd$0.95	37,000	0.25
2014 Warrants	Cnd$1.80	9	1.00
2014 Options	Cnd$1.37	117,810	1.00
2015 Warrants	Cnd$11.50	3,923,834	1.75
2015 Options	Cnd$9.00	392,383	1.75
Outstanding and exercisable at September 30, 2015		4,471,036

Options Issued to Non-Employees

As discussed in Note 11, the Company has issued options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At September 30, 2015, there were 650,000 options issued and outstanding to these non-employees.

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

The estimated and final values of the non-employee option awards are determined using the Black Scholes pricing model with the following inputs:

	September 30, 2015	December 31, 2014

Risk free interest rate	1.37% - 1.56%	0.67% - 2.00%
Expected life in years	5 - 6	2 - 6
Expected volatility	113% - 115%	113% - 127%
Expected dividend yield	0%	0%

The Company recorded expense for non-employee stock options of $1.1 and $0.1 million for the three months ended September 30, 2014 and 2015, respectively and $2.8 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

After the performance completion date, options issued to non-employees will become subject to ASC 815. Under U.S. GAAP, such options may not be considered indexed to our stock in accordance with ASC 815-40-15-7I because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as derivative liabilities under the caption “Warrant and Option Liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Statements of Operations under the caption “Change in fair value of warrant and option liabilities”. At September 30, 2015, the performance completion date was reached for 333,333 non-employee options. Accordingly, the Company reclassified $1.5 million from equity to liabilities during the nine months ended September 30, 2015 for the value of the options at the performance completion date. At September 30, 2015, these options had increased in value to $1.6 million. The change in value of these options totaling $64 thousand has been recognized in earnings.

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

15. Business Segment Information

A summary of the business segment information as of September 30, 2015 is as follows (in thousands):

	Nine months ended September 30, 2015

	Medical Services	Marketing	Corporate	Total

Revenues	$123,638	$15,563	$-	$139,201
Cost of goods sold	-	1,255	-	1,255
Gross Profit	123,638	14,308	-	137,946
Operating expenses	94,589	12,216	-	106,805
Corporate costs	-	-	23,071	23,071
Income (loss) from operations	29,049	2,092	(23,071)	8,070
Interest expense	169	65	872	1,106
Change in fair value of warrant and option liabilities	-	-	(4,677)	(4,677)
Bargain purchase	(4,358)	-	-	(4,358)
Other income	1,383	(446)	(2,455)	(1,518)
Income before income taxes	$31,855	$2,473	$(16,811)	$17,517

Other data:
Depreciation and amortization expense	$2,079	$1,035	$99	$3,213
Income tax expense	$703	$159	$-	$862
Intabgible assets	$5,734	$14,172	$-	$19,906
Goodwill	$14,163	$19,011	$-	$33,174
Capital expenditures	$2,406	$127	$-	$2,533
Non-cash acquisition of property and equipment	$15,345	$-	$-	$15,345
Non-cash acquisition of intangibles and goodwill	$13,532	$-	$-	$13,532
Total assets	$103,836	$43,528	$18,158	$165,522
Total liabilities	$38,360	$3,909	$22,831	$65,100

	Three months ended September 30, 2015

	Medical Services	Marketing	Corporate	Total

Revenues	$46,150	$6,333	$-	$52,483
Cost of goods sold	-	284	-	284
Gross Profit	46,150	6,049	-	52,199
Operating expenses	36,466	5,386	-	41,852
Corporate costs	-	-	7,296	7,296
Income (loss) from operations	9,684	663	(7,296)	3,051
Interest expense	169	(15)	168	322
Change in fair value of warrant and option liabilities	-	-	(6,381)	(6,381)
Bargain purchase	(4,358)	-	-	(4,358)
Other income	1,583	(205)	(1,484)	(106)
Income before income taxes	$12,290	$883	$401	$13,574

Other data:
Depreciation and amortization expense	$1,178	$344	$43	$1,565
Income tax expense	$176	$80	$-	$256
Capital expenditures	$1,041	$-	$-	$1,041
Non-cash acquisition of property	$10,485	$-	$-	$10,485
Non-cash acquisition of intangibles and goodwill	$1,534	$-	$-	$1,534

The Company created the Marketing & Factoring operation segment in December 2014 following the acquisition of Athas. Prior to the acquisition of Athas, the Company operated under one operating segment and therefore, has not presented a prior period comparison of segment information.

16. Litigation

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially impact the financial position, results of operations or liquidity of the Company.

Elite Ambulatory Surgery Centers, LLC (“Elite”) filed suit against Athas Health, LLC (“Athas”) and Nobilis Health Corp. in Harris County Texas in early 2015. The lawsuit alleged that our acquisition of Athas caused Athas to violate an exclusive marketing services between itself and Elite, and also caused Athas to violate a non-competition covenant contained in the operating agreements of Elite-affiliate entities in which Athas was an equity owner. As of September 30, 2015 parties to the Elite Litigation are in settlement discussions. The Company currently maintains a revenue of $0.4 million for potential exposure, which we consider adequate.

17. Supplemental Cash Flow Information

	Nine months ended September 30,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,129	$332
Cash paid for taxes	$633	$88

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash acquisition of property and equipment	$15,345	$2,271
Non-cash acquisition of goodwill and intangibles	$13,532	$4,449
Non-cash deconsolidation of property and equipment	$2,828	$-
Non-cash deconsolidation of goodwill	$701	$-
Non-cash purchase of medical equipment through capital lease	$-	$214
Stock consideration given for purchase of interest in subsidiary	$-	$514
Athas settlement in lieu of contingent shares	$5,685	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

18. Subsequent Events

Scottsdale Liberty Hospital

In November, 2015, the Company announced the closing of a transaction to jointly own and operate Freedom Pain Hospital (n/k/a Scottsdale Liberty Hospital) located in Scottsdale, Arizona. The Company acquired a 60% stake and management control of the joint venture entity which was formed to own and operate the successor hospital.

In the transaction, Nobilis contributed approximately $3.2 million to acquire its 60% stake. In addition to managing the corporate affairs of the new hospital, Nobilis will provide day to day management services pursuant to a management agreement executed as part of the transaction.

Upon closing, the joint venture had approximately $4.2 million in working capital. In addition, Nobilis has agreed to facilitate, in a manner consistent with its obligations to HFS, a $4.5 million line of credit to provide additional working capital as needed.

Lefton Settelment

In December 2015, the Company executed a settlement agreement with its former Chief Marketing Officer. Pursuant to the settlement agreement, the Company paid a lump sum cash payment and shall grant 650,000 stock options at contractually agreed intervals. The aggregate expense associated with the settlement approximated $0.8 million and was accrued for at September 30, 2015.

Amended Credit Agreement

On November 30, 2015, Northstar Healthcare Acquisitions, LLC (“Acquisitions”), a wholly-owned subsidiary of the Company, entered into the Third Amendment to Credit Agreement by and among Acquisitions, Healthcare Financial Solutions, LLC (“Healthcare Financial”) (as successor in interest to HFS) and other Credit Parties named therein and the Conditional Waiver Letter Agreement by and between Acquisitions and Healthcare Financial. The Third Amendment amended the form of the Compliance Certificate set forth in the Credit Agreement. Under the Waiver Letter, Healthcare Financial granted Northstar additional time to submit financial statements for fiscal quarters ended June 30, 2015 and September 30, 2015, and to join to the Credit Agreement two new subsidiaries of the Company.

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

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to an mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth elsewhere in this report and in our 10-K/A filed on January 12, 2016.

Executive Overview

Prior to December 1, 2014, our business was solely the ownership, operation and management of outpatient surgery centers and surgical hospitals (the “Medical Services Segment”). On December 1, 2014, we completed the acquisition of Athas Health, LLC (“Athas”) in a cash and stock transaction. The acquisition of Athas added marketing services as a stand-alone business line, which is now a separate reportable business segment (the “Marketing Segment”). In addition to providing services to third parties, we provide marketing services provider to our own healthcare facilities, which allows us to operate those facilities in many instances with few, if any, physician partners.

As a result of the Athas acquisition, our operations now consist primarily of two divisions, Medical Services Segment and the Marketing Services Segment.

Medical Services Overview

We own and manage eight healthcare facilities (the “Nobilis Facilities”) in Texas and Arizona; three hospitals (the “Nobilis Hospitals”) and five ambulatory surgery centers, referred to as the “Nobilis ASCs” of which three are located in Houston, Texas, one in Dallas, Texas and one in Scottsdale, Arizona. The Nobilis ASCs consist of Northstar Healthcare Surgery Center- Houston, Kirby Surgical Center, Microsurgery Institute of Dallas, Northstar Healthcare Surgery Center – Scottsdale and First Nobilis Surgery Center. The Nobilis Hospitals consist of First Nobilis Hospital, Hermann Drive Surgical Hospital and Plano Surgical Hospital. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients. The Nobilis Facilities focus on certain clinical specialties, including orthopedic surgery, podiatric surgery, ENT, pain management, gastro- intestinal, gynecology, and general surgery. The Nobilis ASCs do not offer the full range of services typically found in traditional hospitals, allowing the Nobilis ASCs to operate with lower operating expenses. The Nobilis Hospitals do offer the services typically found in traditional hospitals and, as a result, have ability to take on more complex cases and cases that may require an overnight stay. We earn revenue in our Medical Services Segment from the “facility fees” or “technical fees” charged to third party payers or to patients for the services rendered at the Nobilis Facilities.

Marketing Services Overview

Our Marketing Services segment provides marketing services, patient education services and patient care co-ordination management services to the Nobilis Facilities, to third party facilities in states where we currently do not operate, and to physicians. We market several minimally-invasive medical procedures and brands, which include:

  AccuraScope® procedures: minimally invasive laser spine procedures
  Omega™ procedure: a surgical procedure for patients with migraine pain,
  NueStep procedure: a surgical procedure designed to treat pain in the foot, ankle and leg
  Evolve Weight Loss Experts: promotion of weight loss procedures
  MIRI: promotion of women’s health related procedures

We do not directly provide medical services to patients; rather, we identify candidates for our branded procedures, educate these potential patients about the relevant procedure and directs those patients to affiliated physicians who diagnosis and treat those patients at affiliated facilities. Through our Marketing Services segment, we have contractual relationships with facilities and physicians in several states.

We earn service fees from our partner facilities that, depending on the laws of the state in which a partner facility is located, are either charged as a flat monthly fee or are calculated based on a portion of the “facility fee” revenue generated by the partner facility for a given procedure.

Our revenues from physician-related services are, depending on the laws of the state in which a partner-physician practices, either earned directly from professional fees or through the purchase of accounts receivable. In Texas, we engage physicians through Nobilis Health Network, Inc., an entity exempt from Texas corporate practice of medicine laws that directly earns professional fees for partner-physician services and, in turn, pay partner-physicians a reasonable fee for rendering those professional services. In other states, we manage our partner-physicians’ practices and purchase the accounts receivable of those practices through accounts receivable purchase agreements.

Operating Environment

The Medical Service segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Services Segment are from reimbursement to the Nobilis ASCs and Nobilis Hospitals as “out-of-network” providers. This means that the Nobilis ASC or Nobilis Hospital is not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. However, the reimbursement to in-network providers is typically far less than that paid to out of network providers. To a far lesser degree Nobilis ASCs and Nobilis Hospitals earn fees from governmental payer programs such as Medicare. For the three months and nine months ended September 30, 2015, we derived approximately 0.5% and 0.5%, respectively, of our Medical Services Segment net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payers and patient co-pays, coinsurance, and deductibles.

Recent Developments

On November 1, 2015, we completed a joint venture pursuant to which we agreed to own and operate with our joint venture partners an Arizona licensed specialty hospital, Scottsdale Liberty Hospital (the “Hospital”) located in Scottsdale, Arizona (collectively, the “Joint Venture”). Our contribution to the joint venture was approximately $3.2 million in exchange for a 60% interest in Perimeter Road Surgical Hospital, LLC (“Perimeter Road”), an Arizona limited liability company formed to operate the Hospital. Under the terms of the Joint Venture, Perimeter Road will assume certain liabilities one of the joint venture partners, SH Operating, LLC, which the parties estimate will total approximately $3.9 million. Further, the Joint Venture contemplates that we extend a line of credit to Perimeter Road in an amount up to $4.5 million in a manner consistent with our obligations under the credit agreement with GE Capital Corporation or, in the alternative, assist in establishing a commercial line of credit for Perimeter Road.

The results of operations for Perimeter Road are not included in financial statements for the quarter ended September 30, 2015. See Part 1, Item 1 -- Note 18 – Subsequent Events in our accompanying consolidated financial statements for additional information on the Joint Venture.

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

The following table sets out the net patient service revenues, the number of procedures performed and the net patient service revenue per case at each of the Nobilis Facilities for nine months ended September 30, 2015 and 2014:

	Net Patient Service Revenue				Net Patient Service Revenue
	($)(in thousands)		Number of Cases (1)		($) per Case (2)
Nobilis Facility	2015	2014	2015	2014	2015	2014

NHSC-H	$14,047	$13,400	1,411	782	$9,956	17,136
KIRBY	9,079	8,688	2,980	2,727	3,047	3,186
MSID	23,500	19,081	2,303	1,214	10,204	15,717
NHSC-S	11,393	631	829	66	13,743	9,564
FNH	52,136	-	1,789	-	29,142	-
FNSC	3,539	-	1,265	-	2,798	-
HDSH	5,688	-	854	-	6,660	-
PSH	3,084	-	128	-	24,094	-
Total	122,465	41,800	11,559	4,789	10,595	8,728

Year over Year Growth	193%		141%		21%

Notes

(1)	This table refers to all cases performed, regardless of their contribution to net patient service revenue.
(2)	Calculated by dividing net patient service revenues by the number of cases.

Same Store, Organic, and New Facility Growth

In certain instances in this MD&A, we analyze growth and trends by bifurcating our business into “same center facilities” and “new facilities”. “Same center facilities” can be defined as any facility that has been acquired as of January 1, 2014. All other facilities are considered to be “new facilities” until the following year.

Seasonality of the Business

The surgical segment of the healthcare industry tends to be impacted by seasonality due to the nature of most benefit plans resetting on a calendar year basis. As patients utilize and reduce their remaining deductible throughout the year, surgical ASC’s and hospitals typically see a ramp in volume throughout the year with the biggest impact coming in the 4th quarter.

The revenues recognized by Nobilis for the nine months ended September 30, 2014 represented 53% of the 2014 annual revenues. By comparison, the revenues recognized by Nobilis for the nine months ended September 30, 2015 represents 59% of 2015 annual revenue using the guidance issued by Nobilis for anticipated 4th quarter 2015 revenue. Approximately 35% - 40% of annual revenues have historically been recognized in the 4th quarter.

Three months ended September 30, 2015

The Nobilis Facilities focus on a limited number of high-volume, non-emergency procedures, some of which are billed on an “out of network” basis. Billing on an “out of network” basis means that we bill to entities not participating in the health insurance companies' ("Third Party Payers") provider networks, which negotiate discounted fees with providers and facilities in return for access to the patient populations covered by those Third Party Payers. The case mix at each Nobilis Facility is a function of the clinical specialties of the physicians on the medical staff and the equipment and infrastructure at each facility. The Nobilis Facilities intend to continue to refine their case mix as opportunities arise. The following table sets forth the combined number of cases and procedures by medical specialty performed for three months ended September 30, 2015 and 2014:

MEDICAL SERVICES SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

		2015%	2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	1,138	28.1%	3,608	38.9%	787	47.7%	2,955	54.7%
Musculoskeletal Interventions	120	3.0%	336	3.6%	-	0.0%	-	0.0%
Interventional Headache Procedure	39	1.0%	114	1.2%	-	0.0%	-	0.0%
Orthopedics	300	7.4%	621	6.7%	171	10.4%	494	9.1%
Spine	349	8.6%	436	4.7%	-	0.0%	-	0.0%
Podiatry	130	3.2%	330	3.6%	64	3.9%	392	7.2%
Gastro-intestinal	64	1.6%	79	0.9%	14	0.8%	17	0.3%
General Surgery	187	4.6%	388	4.2%	155	9.4%	348	6.4%
Plastic & Reconstructive	357	8.8%	741	8.0%	-	0.0%	-	0.0%
Bariatrics	999	24.7%	1,976	21.3%	293	17.8%	697	12.9%
Gynecology	231	5.7%	295	3.2%	1	0.1%	2	0.1%
Urology	3	0.0%	3	0.1%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	134	3.3%	340	3.7%	164	9.9%	502	9.3%

TOTAL	4,051	100.0%	9,267	100.0%	1,649	100.0%	5,407	100.0%

The following table for the Marketing Segment only includes cases generated through our marketing activities that are performed at the non-Nobilis Facilities during the reporting period after the acquisition of Athas.

MARKETING SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

		2015%	2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	124	33.8%	124	33.8%	-	0.0%	-	0.0%
Musculoskeletal Interventions	92	25.1%	92	25.1%	-	0.0%	-	0.0%
Interventional Headache Procedure	71	19.3%	71	19.3%	-	0.0%	-	0.0%
Spine	77	21.0%	77	21.0%	-	0.0%	-	0.0%
Gynecology	3	0.8%	3	0.8%	-	0.0%	-	0.0%

TOTAL	367	100.0%	367	100.0%	-	0.0%	-	0.0%

CONSOLIDATED SEGMENTS
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

		2015%	2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	1,262	28.6%	3,732	38.8%	787	47.7%	2,955	54.7%
Musculoskeletal Interventions	212	4.8%	428	4.5%	-	0.0%	-	0.0%
Interventional Headache Procedure	110	2.5%	185	2.0%	-	0.0%	-	0.0%
Orthopedics	300	6.8%	621	6.4%	171	10.4%	494	9.1%
Spine	426	9.6%	513	5.3%	-	0.0%	-	0.0%
Podiatry	130	2.9%	330	3.4%	64	3.9%	392	7.2%
Gastro-intestinal	64	1.4%	79	0.8%	14	0.8%	17	0.3%
General Surgery	187	4.2%	388	4.0%	155	9.4%	348	6.4%
Plastic & Reconstructive	357	8.1%	741	7.7%	-	0.0%	-	0.0%
Bariatrics	999	22.6%	1,976	20.5%	293	17.8%	697	12.9%
Gynecology	234	5.3%	298	3.1%	1	0.1%	2	0.0%
Urology	3	0.2%	3	0.0%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	134	3.0%	340	3.5%	164	9.9%	502	9.4%

TOTAL	4,418	100.0%	9,634	100.0%	1,649	100.0%	5,407	100.0%

Note:

The tables listed above are exclusive of ancillary services which include neuromonitoring, surgical assist, and anesthesia services.

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

Our total cases performed for the three months ended September 30, 2015, were 4,418, representing a total increase of 2,769 cases, or 167.9%, from the 1,649 cases in the same period in 2014. Cases at our same center facilities were 2,404, representing 755 of the total increase. The consolidated marketing programs are attributable to 864 of the increase, with 367 cases reported under the Marketing segment, and the remaining under the Medical Services segment. Cases generated by new facilities during the reporting period are attributable to 1,647 of the increase. The increase in both same facility and new facility is a result of many factors including expanding our marketing programs, recruiting new physicians, and acquiring new facilities.

Our procedure volume for the three months ended September 30, 2015, increased by 78.2% to 9,634 from 5,407 during the prior corresponding period. This large variance is strictly driven from larger overall case volumes due to the addition of acquired centers in comparison to the same period in 2014. Since case reimbursement is based on case type, an increase or decrease in the number of procedures per case has no effect on our reimbursement and net patient service revenue per case. Relative values associated with individual procedures help determine time allocation, difficulty of the procedure, associated costs, and appropriate reimbursement.

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

Patient and net professional fees and contracted marketing revenues are reported as the estimated net realizable amounts from patients, third-party Payers, and others for services rendered. Revenue is recognized upon the performance of the patient service. The amounts that we actually collect from third-party Payers, including private insurers, may vary even for identical procedures performed. An additional factor in the determination of net patient service revenue is our payer mix, as between private health insurance plans, workers’ compensation, directly from patients and from government payer plans. We review and evaluate historical collections and payment data, payer mix and current economic conditions on a periodic basis and adjust the estimated collections as a percentage of gross billings, which we use to determine net patient service revenue, as required based on final settlements and collections.

The following tables set out our comparable changes in revenue and case volume for same center facilities and new facilities for the three months ended September 30, 2014 compared to the three months ended September 30, 2015.

MEDICAL SERVICES SEGMENT
TOTAL REVENUE OF THE SAME STORE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

KIRBY	$3,070	$3,668	$(598)
NHSC-H	3,570	5,124	(1,554)
MSID	6,609	5,242	1,367
NHSC-S	3,242	601	2,642
NW	-	193
TOTAL	16,491	14,828	1,664

MEDICAL SERVICES SEGMENT
TOTAL REVENUE OF THE NEW STORE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

FNH	$21,562	$2,062	$19,500
FNSC	822	303	519
HDSH	3,309	-	3,309
PSH	3,084	-	3,084
PEAK-IOM	758	-	758
NOBILIS ANESTHESIA	125	-	125
TOTAL	29,660	2,365	27,295

MARKETING SEGMENT
TOTAL REVENUE OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

ATHAS	$6,332	$-	$6,332
TOTAL	6,332	-	6,332

CONSOLIDATED SEGMENTS
TOTAL REVENUE OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

KIRBY	$3,070	$3,668	(598)
NHSC-H	3,570	5,124	(1,554)
MSID	6,609	5,242	1,367
NHSC-S	3,242	601	2,642
NW	-	193	(193)
FNH	21,562	2,062	19,500
FNSC	822	303	519
HDSH	3,309	-	3,309
PSH	3,084	-	3,084
PEAK-IOM	758	-	758
NOBILIS ANESTHESIA	125	-	125
ATHAS	6,332	-	6,332
TOTAL	52,483	17,193	35,290

MEDICAL SERVICES SEGMENT
TOTAL CASES OF THE SAME STORE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Facility	2015 Cases	2014 Cases	Variance

KIRBY	1,050	959	91
NHSC-H	404	285	119
MSID	670	344	326
NHSC-S	280	61	219
TOTAL	2,404	1,649	755

MEDICAL SERVICES SEGMENT
TOTAL CASES OF THE NEW STORE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Facility	2015 Cases	2014 Cases	Variance

FNH	668	-	668
FNSC	377	-	377
HDSH	474	-	474
PSH	128	-	128
TOTAL	1,647	-	1,647

MARKETING SEGMENT
TOTAL CASES OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Facility	2015 Cases	2014 Cases	Variance

ATHAS	367	-	367
TOTAL	367	-	367

The following tables set out the contract mix of cases performed that were in network (“INN”) compared to cases performed that were out of network (“OON”) at our Medical Segment, our Marketing Segment and on a consolidated basis for the three months ended September 30, 2015 and 2014. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carrier varies based on deductibles, plan coverage and cases performed. The Company is currently INN with United Healthcare and Cigna at the Kirby Surgical Center and INN with BlueCross BlueShield, Cigna, United Healthcare, and Aetna at the Hermann Drive Surgical Hospital.

MEDICAL SERVICES SEGMENT
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Contract Network Type	2015 Contract Mix	2014 Contract Mix

Out of Network	84.4%	84.5%
In Network	15.6%	15.5%
TOTAL	100.0%	100.0%

MARKETING SEGMENT
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Contract Network Type	2015 Contract Mix	2014 Contract Mix

Out of Network	23.9%	0.0%
In Network	76.1%	0.0%
TOTAL	100.0%	0.0%

CONSOLIDATED SEGMENTS
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Contract Network Type	2015 Contract Mix	2014 Contract Mix

Out of Network	78.5%	84.5%
In Network	21.5%	15.5%
TOTAL	100.0%	100.0%

Despite new acquisitions of OON facilities, the Company continues to implement strategies to blend both INN and OON cases. For the three months ended September 30, 2015 we saw an increase shift towards INN cases based on our total cases performed compared to the corresponding period in 2014.

The following tables set out the payer mix at our Medical Segment, our Marketing Segment and on a consolidated basis for the three months ended September 30, 2015 and 2014. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carrier varies based on deductibles, plan coverage and cases performed.

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	94.4%	97.4%
Workers compensation	5.1%	1.6%
Medicare	0.5%	1.0%
Total	100.0%	100.0%

MARKETING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.1%	97.4%
Workers compensation	4.5%	1.6%
Medicare	0.4%	1.0%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGE OF PATIENT AND NET PROFESSIONAL FEES
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

	Three months ended September 30,
	2015	2014

Revenues:	100%	100%

Cost of revenues	0.5%	0.0%

Gross Profit	99.5%	100%

Operating expenses:
Salaries and benefits	19.5%	17.2%
Drugs and supplies	15.5%	13.2%
General and administrative	40.1%	35.9%
Bad debt expense	1.8%	0.0%
Amortization	2.9%	2.0%
Total operating expenses	79.7%	68.3%

Corporate costs:
Salaries and benefits	2.9%	3.7%
General and administrative	9.9%	4.0%
Legal expenses	1.0%	1.2%
Amortization	0.1%	0.2%
Total corporate costs	13.9%	9.1%

Income from operations	5.9%	22.7%

Other expense (income):
Change in fair value of warrant and stock option liabilities	-12.2%	0.0%
Interest expense	0.6%	0.1%
Bargain purchase gain	-8.3%	0.0%
Other expense (income), net	-0.2%	-0.2%
Total other expense (income)	-20.1%	0.0%

Net income before income taxes and noncontrolling interests	26.0%	22.7%

Income tax	0.5%	0.5%
Net income	25.5%	22.2%

Net income attributable to noncontrolling interests	4.5%	15.0%
Net income attributable to Nobilis Health Corp.	21.0%	7.2%

Consolidated Revenues

Our total revenues for the three months ended September 30, 2015, totaled $52.5 million, an increase of $35.3 million or 205.2%, compared to $17.2 million from the prior corresponding period. The Marketing segment accounted for $6.3 million of the increase. The Medical Services segment increased by $29.0 million, or 168.6%, compared to $17.2 million from the prior corresponding period. Same center facilities represented an increase of $1.8 million for the three month period, while new facilities attributed the difference of $27.2 million for a consolidated increase in revenues.

Operating Salaries

Operating salaries and benefits for the three months ended September 30, 2015, totaled $10.3 million, an increase of $7.3 million, or 243.3%, from $3.0 million the prior corresponding period. The Marketing segment accounted for $2.1 million of the increase while the Medical Services segment increased by $5.2 million, or 173.3% . Staffing costs at newly acquired facilities accounted for $5.0 million of the Medical Services segment’s increase. Same center facilities totaled $2.4 million, an increase of $0.2 million, or 9.1%, from $2.2 million the prior corresponding period. Operating salaries and benefits as a percent of revenues were 19.5% compared to 17.2% in the prior corresponding period. The increase was a result of the higher staffing needs at newly acquired hospitals.

Medical Supplies

Drugs and medical supplies expense for the three months ended September 30, 2015, totaled $8.1 million, an increase of $5.8 million or 252.2% from $2.3 million the prior corresponding period. Medical supplies costs at newly acquired facilities accounted for $4.8 million of the increase with the remaining $1.0 million attributable to same center growth. Drugs and medical supplies as a percent of revenues increased to 15.5% from 13.2% from the prior corresponding period due to lower operating margins at a newly acquired hospital as well as an overall increase in higher acuity cases which generally are more expensive to cover.

Operating General and Administrative

Our operating general and administrative expense for three months ended September 30, 2015, totaled $21.0 million, an increase of $14.8 million, or 238.7%, from $6.2 million the prior corresponding period. The Marketing Segment contributed to $2.8 million of the increase which primarily consists of advertising expense. The remaining $12.0 million increase is due to an increase in marketing expenses, physician contracting, general infrastructure development, such as rent, telecommunication, travel, and consulting, and an increase in operations associated with the newly acquired and same store medical services facilities. Newly acquired facilities contributed to $2.0 million of the increase and same store facilities contributed $0.6 million of the increase. Marketing expenses allocated to the Medical Services segment increased by $6.8 million to $7.3 million for the three months ended September 30, 2015, from $0.5 million for the corresponding period in 2014. The increase in marketing expenses is related to our strategic growth initiatives of growing our bariatric, spine, migraine, podiatry and gynecological brands. For the development of the marketing programs, the Company enters into independent contractor agreements with physicians to provide services to the Company including administrative, management and marketing services. This expense increased by $0.7 million to $2.0 million for the three months ended September 30, 2015 from $1.3 million for the corresponding period in 2014. Expenses related to general infrastructure development increased by $1.6 million to $2.4 million in 2015 from $0.8 million in 2014.

In addition, operating general and administrative expenses contained revenue cycle management expenses. From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. The advancement payment varies by specialty and on average represents between 20% and 50% of the amounts transferred. We do not have any other relationship with third parties of this nature other than the vendor relationship described herein. For three months ended September 30, 2015 and 2014 we received advancement payments of $0.3 million and $0.2 million, respectively. During the same period, we transferred $1.3 million and $1.0 million, respectively, of receivables, net of advancement payment, representing an increase in revenue cycle management expenses of $0.3 million.

Bad Debt Expense

Bad Debt Expense for the three months ended September 30, 2015 totaled $0.9 million, an increase of the same amount compared to the corresponding period in 2014. The Company recorded bad debt expenses of $0.9 million due to a medical center in Dallas, Texas that filed Chapter 11 in November 2015.

Depreciation

Depreciation for the three months ended September 30, 2015, totaled $1.5 million, an increase of $1.2 million or 400.0% from $0.3 million the prior corresponding period. This increase is primarily due to an increase in property and equipment from newly acquired facilities.

Corporate General and Administrative

In total, corporate costs for the three months ended September 30, 2015, totaled $7.3 million, representing an increase of $5.7 million or 356.3% from $1.6 million the prior corresponding period. The increase was primarily attributable to additional corporate staff and legal expenses related to mergers and acquisitions, and non-cash compensation expense. Corporate salaries and benefits had an increase of $0.9 million to $1.5 million for the three months ended September 30, 2015 from $0.6 million for the corresponding period in 2014. Legal expenses increased by $0.3 million to $0.5 million for the three months ended September 30, 2015 from $0.2 million for the corresponding period in 2014. Non-cash compensation increased by $2.8 million to $3.0 million for the three months ended September 30, 2015 from $0.2 million for the corresponding period in 2014. We present corporate costs as a separate section from the operating expenses of the revenue generating facilities to illustrate our operational efficiency.

Other Expense (Income)

The Company recognized $6.4 million of income for the change in the value of warrant and option liabilities for the three months ended September 30, 2015 (including the effect of additional issuances and exercises of such instruments).

Noncontrolling Interests

Net income attributable to non-controlling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

Nine months ended September 30, 2015

The Nobilis Facilities focus on a limited number of high-volume, non-emergency procedures, some of which are billed on an “out of network” basis. The case mix at each Nobilis Facility is a function of the clinical specialties of the physicians on the medical staff and the equipment and infrastructure at each facility. The Nobilis Facilities intend to continue to refine their case mix as opportunities arise. The following table sets forth the combined number of cases and procedures by medical specialty performed for nine months ended September 30, 2015 and 2014:

MEDICAL SERVICES SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2015%	2015	2015%	2014	2014%	2014	2014%
Specialty	Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	3,424	29.6%	11,691	39.7%	2,188	45.7%	8,634	54.6%
Musculoskeletal Interventions	478	4.1%	1,560	5.3%	-	0.0%	-	0.0%
Interventional Headache Procedure	97	0.8%	269	0.9%	-	0.0%	-	0.0%
Orthopedics	946	8.2%	1,920	6.5%	565	11.8%	1,674	10.6%
Spine	671	5.8%	1,027	3.5%	-	0.0%	-	0.0%
Podiatry	374	3.2%	1,193	4.1%	214	4.5%	1,229	7.8%
Gastro-intestinal	246	2.1%	420	1.4%	52	1.0%	68	0.4%
General Surgery	502	4.3%	1,070	3.6%	319	6.7%	721	4.6%
Plastic & Reconstructive	1,142	9.9%	2,634	8.9%	-	0.0%	-	0.0%
Bariatrics	2,675	23.1%	5,726	19.4%	1,000	20.9%	2,061	13.0%
Gynecology	571	4.9%	670	2.3%	28	0.6%	38	0.2%
Urology	10	0.1%	10	0.0%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	423	3.7%	1,259	4.3%	423	8.8%	1,400	8.8%

TOTAL	11,559	100.0%	29,449	100.0%	4,789	100.0%	15,825	100.0%

The following table for the Marketing Segment only includes cases generated through our marketing activities that performed at the non-Nobilis Facilities during the reporting period after the acquisition of Athas.

MARKETING SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

		2015%	2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	402	40.6%	402	40.6%	-	0.0%	-	0.0%
Musculoskeletal Interventions	300	30.3%	300	30.3%	-	0.0%	-	0.0%
Interventional Headache Procedure	188	19.0%	188	19.0%	-	0.0%	-	0.0%
Spine	97	39.8%	97	9.8%	-	0.0%	-	0.0%
Gynecology	3	0.3%	3	0.3%	-	0.0%	-	0.0%

TOTAL	990	100.0%	990	100.0%	-	0.0%	-	0.0%

CONSOLIDATED SEGMENTS
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

		2015%	2015	2015%		2014%	2014	2014%
Specialty	2015 Cases	Cases	Procedures	Procedures	2014 Cases	Cases	Procedures	Procedures

Pain Management	3,826	30.5%	12,093	39.7%	2,188	45.7%	8,634	54.6%
Musculoskeletal Interventions	778	6.2%	1,860	6.1%	-	0.0%	-	0.0%
Interventional Headache Procedure	285	2.3%	457	1.5%	-	0.0%	-	0.0%
Orthopedics	946	7.5%	1,920	6.3%	565	11.8%	1,674	10.6%
Spine	768	6.1%	1,124	3.7%	-	0.0%	-	0.0%
Podiatry	374	3.0%	1,193	3.9%	214	4.5%	1,229	7.8%
Gastro-intestinal	246	2.0%	420	1.4%	52	1.0%	68	0.4%
General Surgery	502	4.0%	1,070	3.5%	319	6.7%	721	4.6%
Plastic & Reconstructive	1,142	9.1%	2,634	8.7%	-	0.0%	-	0.0%
Bariatrics	2,675	21.3%	5,726	18.8%	1,000	20.9%	2,061	13.0%
Gynecology	574	4.6%	673	2.3%	28	0.6%	38	0.2%
Urology	10	0.0%	10	0.0%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	423	3.4%	1,259	4.1%	423	8.8%	1,400	8.8%

TOTAL	12,549	100.0%	30,439	100.0%	4,789	100.0%	15,825	100.0%

Note:

The tables listed above are exclusive of ancillary services which include neuromonitoring, surgical assist, and anesthesia services.

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

Our total cases performed for the nine months ended September 30, 2015, were 12,549, representing a total increase of 7,760 cases, or 162.0%, from the 4,789 cases in the same period in 2014. Cases at same center facilities were 7,523, representing 2,734 of the total increase. The consolidated marketing programs are attributable to 2,435 of the increase, with 990 cases reported under the Marketing segment, and the remaining under the Medical Services segment. Cases generated by new facilities during the reporting period are attributable to 4,036 of the increase. Case volume primarily increased under the specialties of pain management, musculoskeletal interventions, spine and bariatric surgeries.

Our procedure volume for the nine months ended September 30, 2015, increased by 92.3% to 30,439 from 15,825 during the prior corresponding period. This large variance is strictly driven from larger overall case volumes due to the addition of acquired centers in comparison to the same period in 2014. Since case reimbursement is based on case type, an increase or decrease in the number of procedures per case has no effect on our reimbursement and net patient service revenue per case. Relative values associated with individual procedures help determine time allocation, difficulty of the procedure, associated costs, and appropriate reimbursement.

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

Patient and net professional fees and contracted marketing revenues are reported as the estimated net realizable amounts from patients, third-party payers, and others for services rendered. Revenue is recognized upon the performance of the patient service. The amounts that we actually collect from third-party payers, including private insurers, may vary even for identical procedures performed. An additional factor in the determination of net patient service revenue is our payer mix, as between private health insurance plans, workers’ compensation, directly from patients and from government payer plans. We review and evaluate historical collections and payment data, payer mix and current economic conditions on a periodic basis and adjust the estimated collections as a percentage of gross billings, which we use to determine net patient service revenue, as required based on final settlements and collections.

The following tables set out our comparable changes in revenue and case volume for same center facilities and new facilities for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015.

MEDICAL SERVICES SEGMENT
TOTAL REVENUE OF THE SAME STORE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

KIRBY	$9,079	$8,688	$391
NHSC-H	14,047	13,400	647
MSID	23,500	19,100	4,400
NHSC-S	11,393	631	10,762
NW	-	244	(244)
TOTAL	58,019	42,063	15,956

MEDICAL SERVICES SEGMENT
TOTAL REVENUE OF THE NEW STORE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

FNH	$52,136	$2,062	$50,073
FNSC	3,539	303	3,236
HDSH	5,688	-	5,688
PSH	3,084	-	3,084
PEAK-IOM	1,048	-	1,048
NOBILIS ANESTHESIA	125	-	125
TOTAL	65,619	2,365	63,254

MARKETING SEGMENT
TOTAL REVENUE OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

ATHAS	$15,563	$-	$15,563
TOTAL	15,563	-	15,563

CONSOLIDATED SEGMENTS
TOTAL REVENUE OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

KIRBY	$9,079	$8,688	391
NHSC-H	14,047	13,400	647
MSID	23,500	19,100	4,400
NHSC-S	11,393	631	10,762
NW	-	244	(244)
FNH	52,136	2,062	50,073
FNSC	3,539	303	3,236
HDSH	5,688	-	5,688
PSH	3,084	-	3,084
PEAK-IOM	1,048	-	1,048
NOBILIS ANESTHESIA	125	-	125
ATHAS	15,563	-	15,563
TOTAL	139,201	44,428	94,773

MEDICAL SERVICES SEGMENT
TOTAL CASES OF THE SAME STORE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Facility	2015 Cases	2014 Cases	Variance

KIRBY	2,980	2,727	253
NHSC-H	1,411	782	629
MSID	2,303	1,214	1,089
NHSC-S	829	66	763
TOTAL	7,523	4,789	2,734

MEDICAL SERVICES SEGMENT
TOTAL CASES OF THE NEW STORE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Facility	2015 Cases	2014 Cases	Variance

FNH	1,789	-	1,789
FNSC	1,265	-	1,265
HDSH	854	-	854
PSH	128	-	128
TOTAL	4,036	-	4,036

MARKETING SEGMENT
TOTAL CASES OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Facility	2015 Cases	2014 Cases	Variance

ATHAS	990	-	990
TOTAL	990	-	990

The following tables set out the contract mix of cases performed that were in network (“INN”) compared to cases performed that were out of network (“OON”) at our Medical Segment, our Marketing Segment and on a consolidated basis for the nine months ended September 30, 2015 and 2014. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carrier varies based on deductibles, plan coverage and cases performed. The Company is currently INN with United Healthcare and Cigna at Kirby Surgical Center and INN with BlueCross BlueShield, Cigna, United Healthcare, and Aetna at the Hermann Drive Surgical Hospital.

MEDICAL SERVICES SEGMENT
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Contract Network Type	2015 Contract Mix	2014 Contract Mix

Out of Network	87.8%	84.4%
In Network	12.2%	15.6%
TOTAL	100.0%	100.0%

MARKETING SEGMENT
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Contract Network Type	2015 Contract Mix	2014 Contract Mix

Out of Network	26.5%	0.0%
In Network	73.5%	0.0%
TOTAL	100.0%	0.0%

CONSOLIDATED SEGMENTS
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Contract Network Type	2015 Contract Mix	2014 Contract Mix

Out of Network	82.4%	84.4%
In Network	17.6%	15.6%
TOTAL	100.0%	100.0%

Despite new acquisitions of OON facilities, the Company continues to implement strategies to blend both INN and OON cases. For the nine months ended September 30, 2015 we saw an increase shift towards INN cases based on our total cases performed compared to the corresponding period in 2014.

The following tables set out the payer mix at our Medical Segment, our Marketing Segment and on a consolidated basis for the nine months ended September 30, 2015 and 2014. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carrier varies based on deductibles, plan coverage and cases performed.

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	94.7%	96.3%
Workers compensation	4.8%	2.7%
Medicare	0.5%	1.0%
Total	100.0%	100.0%

MARKETING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	0.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	0.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.2%	96.3%
Workers compensation	4.3%	2.7%
Medicare	0.5%	1.0%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGE OF PATIENT AND NET PROFESSIONAL FEES
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	Nine months ended September 30,
	2015	2014

Revenues:	100%	100%

Cost of revenues	0.9%	0.0%

Gross Profit	99.1%	100%

Operating expenses:
Salaries and benefits	19.3%	15.5%
Drugs and supplies	15.1%	14.0%
General and administrative	39.2%	40.7%
Bad debt expense	0.8%	0.0%
Amortization	2.2%	2.1%
Total operating expenses	76.6%	72.3%

Corporate costs:
Salaries and benefits	2.5%	3.7%
General and administrative	12.7%	4.3%
Legal expenses	1.2%	1.9%
Amortization	0.1%	0.2%
Total corporate costs	16.5%	10.1%

Income from operations	6.0%	17.5%

Other expense (income):
Interest expense	-3.4%	-1.7%
Change in fair value of warrant and stock option liabilities	0.8%	0.3%
Bargain purchase gain	-3.1%	0.0%
Other expense (income), net	-1.1%	-0.2%
Total other expense (income)	-6.8%	-1.6%

Net income before income taxes and noncontrolling interests	12.8%	19.1%

Income tax	0.6%	0.7%
Net income	12.2%	18.4%

Net income attributable to noncontrolling interests	7.6%	14.5%
Net income attributable to Nobilis Health Corp.	4.6%	3.9%

Consolidated Revenues

Our total revenues for the nine months ended September 30, 2015, totaled $139.2 million, an increase of $94.8 million or 213.5%, compared to $44.4 million from the prior corresponding period. The Marketing segment accounted for $15.6 million of the increase, while the Medical Services segment increased by $79.2 million, or 178.4%, compared to $44.4 million from the prior corresponding period. Same center facilities growth represented $16.2 million of the nine month period increase, while the remaining $63.0 million is attributable to newly acquired facilities.

Operating Salaries

Operating salaries and benefits for the nine months ended September 30, 2015, totaled $26.9 million, an increase of $20.0 million or 289.9%, from $6.9 million the prior corresponding period. The Marketing segment accounted for $6.5 million of the increase while the Medical Services segment increased by $13.5 million, or 195.7%. Staffing costs at newly acquired facilities accounted for $12.0 million of the Medical Services segment’s increase. The remaining $1.5 million increase is attributable to additional staffing at same center facilities driven by increased case volumes. Operating salaries and benefits as a percent of revenues were 19.3% compared to 15.5% in the prior corresponding period. The increase was a result of the higher staffing needs at newly acquired hospitals

Medical supplies

Drugs and medical supplies expense for the nine months ended September 30, 2015, totaled $21.0 million, an increase of $14.8 million or 238.7% from $6.2 million the prior corresponding period. Medical supplies costs at newly acquired facilities accounted for $11.8 million of the increase with the remaining $3.0 million attributable to same center growth. Drugs and medical supplies as a percent of revenues increased to 15.1% from 14.0% from the prior corresponding period due to lower operating margins at a newly acquired hospital.

Operating General and Administrative

Our operating general and administrative expense for nine months ended September 30, 2015, totaled $54.6 million, an increase of $36.5 million, or 201.7%, from $18.1 million the prior corresponding period. The Marketing Segment contributed to $4.6 million of the increase. The remainder of the $31.9 million increase is due to an increase in marketing expenses, physician contracting, general infrastructure development, such as rent telecommunication, travel, and consulting, and an increase in operations associated with the newly acquired and same store medical services facilities. Newly acquired facilities contributed to $9.0 million of the increase and same store facilities contributed to $0.6 million of the increase. Marketing expenses allocated to the Medical Services segment increased by $16.5 million to $19.0 million for the nine months ended September 30, 2015, from $2.5 million for the corresponding period in 2014. The increase in marketing expenses is related to our purchase of Athas in December 2014, and the associate creation of our Marketing business segment, and strategic growth initiatives of growing our bariatric, spine, podiatry and gynecological brands. For the development of the marketing programs, the Company enters into independent contractor agreements with physicians to provide services to the Company including administrative, management and marketing services. This expense increased by $2.1 million to $5.1 million for the nine months ended September 30, 2015 from $3.0 million for the corresponding period in 2014. Expenses related to general infrastructure development increased by $3.3 million to $5.4 million in 2015 from $2.1 million in 2014.

In addition, our operating general and administrative expenses contained revenue cycle management expenses. From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. The advancement payment varies by specialty and on average represents between 20% and 50% of the amounts transferred. We do not have any other relationship with third parties of this nature other than the vendor relationship described herein. For nine months ended September 30, 2015 and 2014 we received advancement payments of $1.4 million and $0.5 million, respectively. During each respective periods, we transferred $5.2 million and $4.8 million, respectively, of receivables, net of advancement payment.

Bad Debt Expense

Bad Debt Expense for the nine months ended September 30, 2015 totaled $1.1 million, an increase of the same amount compared to the corresponding period in 2014. The Company recorded bad debt expense of $0.9 million due to a medical center in Dallas, Texas that filed Chapter 11 in November 2015.

Depreciation

Depreciation for the nine months ended September 30, 2015, totaled $3.1 million, an increase of $2.2 million or 244.4% from $0.9 million the prior corresponding period. This increase is primarily due to an increase in property and equipment from newly acquired facilities.

Corporate General and Administrative

In total, corporate costs for the nine months ended September 30, 2015, totaled $23.1 million, representing an increase of $18.6 million or 413.3% from $4.5 million the prior corresponding period. The increase was primarily attributable to additional corporate staff and legal expenses related to mergers and acquisitions, and non-cash compensation. Corporate salaries and benefits increased by $1.8 million to $3.5 million for the nine months ended September 30, 2015 from $1.7 million for the corresponding period in 2014. Legal expenses increased by $0.9 million to $1.7 million for the nine months ended September 30, 2015 from $0.8 million for the corresponding period in 2014. Non-cash compensation increased by $12.8 million to $13.2 million for the nine months ended September 30, 2015 from $0.4 million for the corresponding period in 2014. The increase in non-cash compensation is attributable to an accelerated vesting of senior executive share-based compensation related to a change of Company positions and additional stock based compensation granted to the company’s Chief Executive Officer. We present corporate costs as a separate section from the operating expenses of the revenue generating facilities to illustrate our operational efficiency.

Other Expense (Income)

The Company recognized $4.7 million of income for the change in the value of warrant and option liabilities for the nine months ended September 30, 2015 (including the effect of additional issuances and exercises of such instruments).

During the nine months ended September 30, 2015, the Company recorded other income of $1.5 million, approximately $1.0 million of which was attributable to the June 2015 Athas settlement as was previously disclosed in the Company's Quarterly Report on Form 10-Q/A filed on January 12, 2016.

Noncontrolling Interests

Net income attributable to non-controlling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

Balance Sheet

The Company experienced material variances in certain balance sheet accounts as discussed herein.

Accounts Receivable

Accounts receivable increased from $40.5 million as of December 31, 2014 to $57.1 million as of September 30, 2015. The increase is a result of case volume increasing from 4,789 for the nine months ended September 30, 2014 to 12,549 for the nine months ended September 30, 2015.

Intangible Assets

Intangible assets did not change significantly from December 31, 2014 to September 30, 2015.

Goodwill

Goodwill increased due to the following activities from December 31, 2014 through September 30, 2015: ($0.7) million for deconsolidation of certain imaging centers that were previously controlled by the Company; $10.9 million for acquisition of a Houston hospital; $1.4 million for acquisition of nerve monitoring company. The goodwill account increased to $33.2 million as of September 30, 2015.

Liquidity, Capital Resources and Financial Condition

We are dependent upon cash generated from operating activities of the Nobilis Facilities, which are the major source of financing for our operations, growth initiatives, acquisitions and for meeting our contractual obligations. Our primary sources of liquidity are cash generated from operating activities of the Nobilis Facilities, available cash and cash equivalents, and available borrowings under our term loan with HFS (the “Term Loan”) described in Note 9 – Lines of Credit. We expect to be able to fund our operating activities for the ensuing twelve months with cash flows generated from our operations, available cash and cash equivalents, financing activities and access to the Term Loan.

For the nine months ended September 30, 2015, we experienced a decrease in operating cash flows of approximately -$1.7 million.

As of September 30, 2015, the Company had consolidated net working capital of $55.8 million compared to $22.3 million as of December 31, 2014. The increase is primarily due to increased cash related to a private placement (as described below), and increased accounts receivables related to increased case volumes. Total accounts receivable were $57.1 million with accounts payables and accrued liabilities totaling $26.4 million. Cash and cash equivalents at September 30, 2015 and December 31, 2014 were $21.1 million and $7.6 million, respectively. Medical supplies at September 30, 2015 and December 31, 2014 were $3.6 million and $1.4 million, respectively.

We have a $25 million debt financing facility with GE Capital, Healthcare Financial Services (“GE”). Pursuant to the Credit Agreement and ancillary agreements (collectively, the “Loan Agreement”), the term loan bears interest at a rate of 4% plus LIBOR per annum and amortizes over 20 years with required quarterly payments of principal and interest until the loan matures in March 2020. The revolving loan also bears interest at a rate of 4% plus LIBOR per annum and amounts borrowed under the revolver may be repaid and re-borrowed periodically with a maturity of March 2020. The credit facility is collateralized by the accounts receivable and physical equipment of all 100% owned subsidiaries as well as the Company’s ownership interest in all less-than-wholly owned subsidiaries. As of September 30, 2015, the Company is in compliance with all debt covenants.

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

Critical Accounting Policies

A summary of significant accounting policies is included in our Form 10-K/A. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K/A. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At September 30, 2015, the following components of our Loan Agreement bears interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $20 million, 5-year term loan; and (ii) a $5 million, 5-year revolving credit facility.

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

We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our senior secured revolving credit facility provided under the Loan Agreement. Our ability to borrow funds under Loan Agreement is subject to, among other things, the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.

Foreign Currency Exchange Rate Risk

The Company holds cash balances in both U.S. and Canadian dollars. We transact most of our business in U.S. and Canadian dollars. As a result, currency exchange fluctuations may impact our operating costs. We do not manage our foreign currency exchange rate risk through the use of financial or derivative instruments, forward contracts or hedging activities.

In general, the strengthening of the U.S. dollar will positively impact our expenses transacted in Canadian dollars. Conversely, any weakening of the U.S dollar will increase our expenses transacted in Canadian dollars. We do not believe that any weakening of the U.S. dollar as compared to the Canadian dollar will have an adverse material effect on our operations.

Interest Rate Risk

The Company’s investment policy for its cash and cash equivalents is focused on the preservation of capital and supporting the liquidity requirements of the Company. The Company’s interest earned on its cash balances is impacted on the fluctuations of U.S. and Canadian interest rates. We do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not believe that interest rate fluctuations will have any effect on our operations.

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

Our CEO and our CFO have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2015 as a result of identified material weaknesses in the Company’s internal control discussed below.

The following control deficiencies that constituted material weaknesses in connection with the preparation of our financial statements as of September 30, 2015 were identified:

•

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. GAAP necessary to support our operations, resulting in a restatement of previously issued financial statements as discussed in Note 1 to the financial statements; and

•

We did not apply the appropriate level of review and oversight to the accounting and disclosure for significant, infrequently occurring transactions such as for business combinations and private placements.

Remediation Plan

In light of these material weaknesses, in preparing our financial statements as of and for the periods ended September 30, 2015 and 2014, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above with the respect to the identified material weakness regarding personnel and oversight of significant, infrequently occurring tranasctions.

Part II

Item 1. Legal Proceedings

See Part I, Item 1, "Financial Statements, Note 16 – Litigation" and “Financial Statements, Note 17—Subsequent Events – Lefton Settlement” of this Form 10-Q for an update on ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

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