Form 10-K
period 2015-12-31
Nobilis Health Corp.
filed 2016-03-15
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes [X]     No [  ]

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
Yes [  ]     No [X]

The aggregate market value of Common Shares held by non-affiliates of the Registrant as of June 30, 2015, based on the closing price of $6.80 per share on the NYSE MKT on such date, was approximately $326,359,696.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
75,555,978 common shares as of March 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its Annual Meeting of Shareholders to be held in 2016 are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE

The registrant was previously a “smaller reporting company” under applicable Securities and Exchange Commission rules and regulations and determined pursuant to such rules and regulations that it no longer qualified as a smaller reporting company as of its June 30, 2015 determination date, at which time the registrant met the definition of an “accelerated filer.” In accordance with Item 10(f)(2)(i) of Regulation S-K, the registrant is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. The registrant will be transitioning to the disclosure requirements applicable to accelerated filers beginning with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016.

A list of our healthcare facilities (the “Nobilis Facilities”) and the abbreviations by which we refer to them in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Annual Report”) appear below:

Healthcare Facility	Abbreviation
Northstar Healthcare Surgery Center - Houston	NHSC-H
Kirby Surgical Center	Kirby
Microsurgery Institute of Dallas*	MSID
Northstar Healthcare Surgery Center - Scottsdale	NHSC-S
First Nobilis Hospital	FNH
First Nobilis Surgical Center	FNSC
Hermann Drive Surgical Hospital	HDSH
Plano Surgical Hospital	PSH
Scottsdale Liberty Hospital	SLH
Northwest Entities**	NW

* Microsurgery Institute of Dallas ceased operations in September 2015.
** “Northwest Entities” refers to Spring Northwest Management, LLC, Spring Northwest Operating, LLC and Willowbrook Imaging, LLC, which were deconsolidated in early 2015 and were not operational in 2015. See Note 5 to Part II, Item 8—Financial Statements and Supplementary Data for more information.

In this Annual Report, the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp. and all of its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents that are incorporated by reference in this Annual Report contain certain forward-looking statements within the meaning of Canadian and United States securities laws, including the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to:

•	the risk that we may face challenges managing our new Marketing Segment and may not realize anticipated benefits;
•

our ability to successfully maintain effective internal controls over financial reporting, including the impact of material weaknesses identified by management and our ability to remediate such control deficiencies;

•	our ability to implement our business strategy, manage the growth in our business, and integrate acquired businesses;
•	the risk of litigation and investigations, and liability claims for damages and other expenses not covered by insurance;
•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as costs increase;
•	adverse developments affecting the medical practices of our physician limited partners;
•	our ability to maintain favorable relations with our physician limited partners;
•	our ability to grow revenues by increasing case and procedure volume while maintaining profitability at the Nobilis Facilities;
•	failure to timely or accurately bill for services;
•	our ability to compete for physician partners, patients and strategic relationships;
•	the risk of changes in patient volume and patient mix;
•	the risk that laws and regulations that regulate payments for medical services made by government healthcare programs could cause our revenues to decrease;
•	the risk that contracts are cancelled or not renewed or that we are not able to enter into additional contracts under terms that are acceptable to us; and
•	the risk of potential decreases in our reimbursement rates.

The foregoing are significant factors we think could cause our actual results to differ materially from expected results. However, there could be additional factors besides those listed herein that also could affect us in an adverse manner.

You should read this Annual Report completely and with the understanding that actual future results may be materially different from what we expect. You are cautioned not to unduly rely on forward-looking statements when evaluating the information presented in this Annual Report or our other disclosures because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of Nobilis.

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth in Part I, Item IA—Risk Factors in this Annual Report.

PART I

Item 1.	Business

General Overview

We were incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act ("BCBCA"). On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. Prior to December 1, 2014, our business was solely the ownership, operation and management of outpatient surgery centers and surgical hospitals (the “Medical Services Segment”). On December 1, 2014, we completed the acquisition of Athas Health, LLC (“Athas”) in a cash and stock transaction. This acquisition added marketing services as a stand-alone business line, which is now a separate reportable business segment (the “Marketing Segment”). In addition to providing services to third parties, our unique direct-to-patient marketing and proprietary technology serves our own healthcare facilities.

Our portfolio of ambulatory surgical centers (“ASCs”) and surgical hospitals is complemented by our marketing services, which allows us to operate those facilities in many instances with few, if any, physician partners. Our differentiated business strategy provides value to patients, physicians and payors, and enables us to capitalize on recent trends in the healthcare industry, particularly with regard to increased consumerism in the healthcare space. As a result, we believe we are positioned for continued growth.

As of December 31, 2015, we owned five ASCs and four surgical hospitals, partnered with 33 facilities and marketed six brands. We provide care across a variety of specialties in our facilities, including orthopedic surgery, podiatric surgery, ENT, pain management, gastro- intestinal, gynecology, and general surgery. Many of our surgical patients require additional complementary healthcare services, and our suite of ancillary services, currently including surgical assist, intraoperative neuromonitoring (“IOM”) and anesthesia, aims to address the needs of patients and physicians through the provision of these services in a high quality, cost effective manner. During 2015, we began implementing this approach across our operations and have expanded the scope of our offerings to further support our patients and physicians. We believe this strategy provides numerous benefits to patients and physicians as it improves our coordination of the various services they require, and enhances the quality of our patients’ clinical outcomes as well as their overall experience.

Our growth strategy focuses on:

•	Driving organic growth in facilities that we own and operate; and

•	Executing a disciplined acquisition strategy that has resulted in accretive acquisitions.

2015 Developments

During 2015, we executed on our growth strategy by closing two corporate financing transactions and initiating operations at three new facilities, as described below:

•

GE Financing. In March 2015, we closed a $25 million debt financing facility (the “Loan Agreement”) with General Electric Capital Corporation (“GE”). The facility was intended to support our growth efforts, provide a new revolving line as working capital and permitted repayment of some of our existing outstanding indebtedness, including the $12 million sellers’ note related to our acquisition of Athas Health LLC in December 2014. For more information on the Loan Agreement, please see Notes 13 and 14 of Part II, Item 8—Financial Statements and Supplementary Data.

•

Private Placement. In May 2015, we closed a private placement of 7,847,668 units raising overall gross proceeds of $70.6 million, with aggregate net proceeds to us of C$36.3 million. For more information on the private placement, please see Note 18 of Part II, Item 8—Financial Statements and Supplementary Data.

•

Hermann Drive Surgical Hospital Acquisition. In April 2015, we closed the purchase of a 54.75% equity interest in Victory Medical Center Houston, L.P., a Texas limited partnership (n/k/a Hermann Drive Surgical Hospital, LP) that owns and operates our Hermann Drive Surgical Hospital. For more information on this acquisition, please see Note 4 of Part II, Item 8—Financial Statements and Supplementary Data.

•

Plano Surgical Hospital Acquisition. In July 2015, we closed the purchase of assets of Victory Medical Center Plano, LP, a Texas limited partnership (“Victory Plano”), following the conclusion of bankruptcy proceedings in the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division. For more information on this acquisition, please see Note 4 of Part II, Item 8—Financial Statements and Supplementary Data.

•

Scottsdale Liberty Hospital. In November 2015, we began operations at Scottsdale Liberty Hospital following the closing of a transaction. For more information on this transaction, please see Note 4 of Part II, Item 8—Financial Statements and Supplementary Data.

Government Regulation

We are subject to numerous federal, state and local laws, rules and regulations. Government regulation affects our business by controlling our growth, requiring licensure and certification for our facilities and the physicians and other healthcare personnel who provide services in our facilities and regulating the use of our properties.

Licensure and Accreditation

Our healthcare facilities are subject to professional and private licensing, certification and accreditation requirements. These include, but are not limited to, requirements imposed by Medicare, Medicaid, state licensing authorities, voluntary accrediting organizations and third-party private payors. Receipt and renewal of such licenses, certifications and accreditations are often based on inspections, surveys, audits, investigations or other reviews, some of which may require affirmative compliance actions by us that could be burdensome and expensive.

However, the applicable standards may change in the future. There can be no assurance that we will be able to maintain all necessary licenses or certifications in good standing or that they will not be required to incur substantial costs in doing so. The failure to maintain all necessary licenses, certifications and accreditations in good standing, or the expenditure of substantial funds to maintain them, could have an adverse effect on our business.

Anti-Kickback Statute

The United States Medicare/Medicaid Fraud and Abuse Anti-kickback Statute (the “Anti-Kickback Statute”) prohibits “knowingly or willfully” paying money or providing remuneration of any sort in exchange for federally-funded referrals. Because the physician partners that have ownership interests in certain of the Nobilis Facilities (the “Physician Limited Partners”) are in a position to generate referrals to the Nobilis Facilities, distributions of profits to these Physician Limited Partners could come under scrutiny under the Anti-Kickback Statute. While the Department of Health and Human Services has issued regulations containing “safe harbors” to the Anti-Kickback Statute, including those specifically applicable to ASCs, our operations and arrangements do not comply with all of the requirements. As we do not have the benefit of the safe harbors, we are not immune from government review or prosecution. However, we believe that our operations are structured to substantially comply with applicable anti-kickback laws. To the extent safe harbor protection is not available, the agreements governing the structure and operations of our facilities include provisions to mitigate against alleged kickbacks or other inducements.

The State of Texas and the State of Arizona each maintain its own version of the Anti-Kickback Statute (the “Non-solicitation Laws”). In Texas, the relevant law is called the Texas Patient Solicitation Act (“TPSA”). The TPSA prohibits payment of remuneration for referrals and violations can result in state criminal and civil penalties. Because the TPSA is based on the federal Anti-Kickback Statute, the risks described above also arise under this state law except that the TPSA arguably is not limited to claims for treatment of federal program beneficiaries. In Arizona, A.R.S §13-3713 makes it unlawful for a person to knowingly offer, deliver, receive, or accept any rebate, refund, commission, preference or other consideration in exchange for a patient, client or customer referral to any individual, pharmacy, laboratory, clinic or health care institution providing medical or health-related services or items under A.R.S. § 11-291 et seq., providing for indigent care, or A.R.S. § 36-2901 et seq., or providing for the Arizona Health Care Cost Containment System, other than specifically provided under those sections. A violator of the relevant Arizona laws is guilty of: a class 3 felony for payment of $1,000 or more; a class 4 felony for payment of more than $100 but less than $1,000; or a class 6 felony for payment of $100 or less.

The Non-solicitation Laws parallel in many respects the federal Anti-Kickback Statute, but they apply more broadly because they are not limited only to providers participating in federal and state health care programs. The Texas statute specifically provides that it permits any payment, business arrangement or payment practice that is permitted under the federal Anti-Kickback Statute and regulations promulgated under that law, although failure to fall within a safe harbor does not mean that the arrangement necessarily violates Texas law. Arizona takes the same approach.

Some of the various arrangements that we enter into with providers may not fit into a safe harbor to the federal Anti-Kickback Statute and thus may not be exempt from scrutiny under the Non-solicitation Laws. Although an arrangement that fits a federal safe harbor may also be exempted from the prohibitions of the Non-solicitation Laws, the burden is on the medical provider to prove that the questioned arrangement fits one of the federal safe harbors. Additionally, even if that burden is met, the provider must still comply with the law’s requirements to disclose to the patient the financial relationship involved.

A failure by us to comply with the Anti-Kickback Statute, TPSA or Arizona laws could have an adverse effect on our business.

Corporate Practice of Medicine

Texas law generally does not permit business corporations to practice medicine, exercise control over the professional decisions of physicians who practice medicine or engage in various business practices, such as employing physicians. A widely used statutory exception in Texas is for the employment of physicians by non-profit health corporations that are certified by the Texas Medical Board under Section 162.001(b) of the Texas Occupations Code. We contract some professional services through this structure. Similarly, Texas and Arizona prohibit fee-splitting arrangements with physicians where professional fees of physicians are shared with non-physician persons or non-physician owned entities. The physicians who perform procedures at our facilities or who perform contracted physician services are individually licensed to practice medicine. In most instances within our Medical Services line of business, the physicians are not affiliated with us other than through the physicians’ ownership in the limited partnerships and limited liability companies that own certain of our facilities and through the service agreements we have with some physicians. The laws in many states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation, and interpretation and enforcement of these laws vary significantly from state to state. Therefore, we cannot provide assurances that our activities, if challenged, will be found to be in compliance with these laws.

False Claims Legislation

Under the United States Criminal False Claims Act, individuals or entities that knowingly file false or fraudulent claims that are payable by the Medicare or Medicaid programs are subject to both criminal and civil liability. While we have a compliance program and policies to create a corporate culture of compliance with these laws, failure to comply could result in monetary penalties (up to three times the amount of damages), fines and/or imprisonment, which could have an adverse effect on our business, results of operations and financial condition.

HIPAA

We are subject to the Health Insurance Portability and Accountability Act (“HIPAA”), which mandates industry standards for the exchange of protected health information, including electronic health information. While we believe that we have implemented privacy and security systems to bring us into material compliance with HIPAA, we cannot ensure that the business associates to whom we provide information will comply with HIPAA standards. If we, for whatever reasons, fail to comply with the standards, or any state statute that governs an individual’s right to privacy that are not pre-empted by HIPAA, we could be subject to criminal penalties and civil sanctions, which could have an adverse effect on our business.

Patient Protection and Affordable Care Act

We may be affected by the Patient Protection and Affordable Care Act (“PPACA”), which began taking effect on June 21, 2010. The impact on us remains uncertain. By mandating that residents obtain minimum levels of health insurance coverage, the PPACA has expanded the overall number of insured patients. However, it remains to be seen whether the cost born by employers of providing insurance coverage will result in a shift away from the types of policies that have historically provided the coverage that we have relied upon in the past. Further, as discussed above, the impact that value-based purchasing initiatives could have on our revenues remains unclear. We continue to review the potential impact of the PPACA’s provisions on its business as the out-of-network reimbursement under the policies issued by the state exchange might be substantially lower than those by the employer-sponsored polices.

Antitrust

Federal and state antitrust laws restrict the ability of competitors, including physicians and other providers, to act in concert in restraint of trade, to fix prices for services, to allocate territories, to tie the purchase of one product to the purchase of another product or to attempt to monopolize a market for services.

Notwithstanding our efforts to fully comply with all antitrust laws, a significant amount of ambiguity exists with respect to the application of these laws to healthcare activities. Thus, no assurance can be provided that an enforcement action or judicial proceeding will not be brought against us or that we will not be liable for substantial penalties, fines and legal expenses.

Environmental Laws and regulations

Typical health care provider operations include, but are not limited to, in various combinations, the handling, use, treatment, storage, transportation, disposal and/or discharge of hazardous, infectious, toxic, radioactive and flammable materials, wastes, pollutants or contaminants. As such, health care provider operations are particularly susceptible to the practical, financial, and legal risks associated with the obligations imposed by applicable environment laws and regulations. Such risks may (i) result in damage to individuals, property, or the environment; (ii) interrupt operations and/or increase their cost; (iii) result in legal liability, damages, injunctions, or fines; (iv) result in investigations, administrative proceedings, civil litigation, criminal prosecution, penalties or other governmental agency actions; and (v) may not be covered by insurance. There can be no assurance that we will not encounter such risks in the future, and such risks may result in material adverse consequences to our operations or financial results.

Consumer Protection Laws and regulations

Our business, in particular our Marketing Services segment, is affected by consumer protection laws and regulations. Government regulations may directly or indirectly affect or attempt to affect the scope, content and manner of presentation of health services, advertising and marketing services we provide. Such regulation may seek, among other things, to limit our ability to advertise for certain products and services. In addition, there has been a tendency on the part of businesses to resort to the judicial system to challenge advertising practices, which could cause our clients affected by such actions to reduce their spending on our services. Any limitation or judicial action that effects our ability to meet our clients’ needs or reduces client spending on our services could affect our business.

Most states regulate advertising related to healthcare. Most of these laws and regulations address the obligations of a licensed professional to accurately describe his or her credentials, the efficacy of treatments offered by the professional and the risks to a potential patient of such treatments. In some states it is unclear what rules apply to advertisers of healthcare services who are not licensed professionals. If we determine that regulatory requirements in a given state prevent one or more of our marketing services programs, we may be required to cease contracting with physicians and healthcare facilities in that state and to cease marketing to citizens of that state. However, if advertising requirements on the whole become overly burdensome, we may elect to terminate operations or particular marketing services programs entirely or avoid introducing particular marketing services programs. In some states we have modified the compensation structure of our marketing programs to reduce uncertainty regarding our compliance with state laws.

The Federal Trade Commission enforces Section 5 of the Federal Trade Commission Act (the “FTC Act”), which prohibits deceptive or unfair practices in or affecting commerce, and Section 12 of the FTC Act, which prohibits the dissemination of any false advertisement to induce the purchase of any food, drug, device, or service. An ad is deceptive under Section 5 of the FTC Act if it has a statement – or omits information – that: 1) is likely to mislead consumers acting reasonably under the circumstances; and 2) is “material” – that is, important to a consumer’s decision to buy or use the product. An ad or business practice is unfair if: 1) it causes or is likely to cause substantial consumer injury that a consumer could not reasonably avoid; and 2) the injury is not outweighed by any benefit the practice provides to consumers or competition. These consumer protection laws apply equally to marketers across all mediums, whether delivered on a desktop computer, a mobile device, or more traditional media such as television, radio, or print. If a disclosure is needed to prevent an online ad claim from being deceptive or unfair, it must be clear and conspicuous. Under the FTC guidance, this means advertisers should ensure that the disclosure is clear and conspicuous on all devices and platforms that consumers may use to view the ad. FTC guidance also explains that if an advertisement without a disclosure would be deceptive or unfair, or would otherwise violate a rule, and the disclosure cannot be made clearly and conspicuously on a device or platform, then that device or platform should not be used. It may be difficult or impossible for us to know precisely how clearly a disclosure appears on a particular platform which may cause our disclosures to be inadequate. This may subject us to significant penalties, including statutory damages.

Under the FTC Act, ads, promotional brochures, informational tapes, seminars and other forms of marketing of surgical services to consumers should not have express or implied claims that are false or unsubstantiated, or that omit material information. In particular, claims that convey an inaccurate impression about the safety, efficacy, success or other benefits of any form of surgery would raise concerns about deception. Claims about success rates, long-term stability, or predictability of outcome must be substantiated by competent and reliable scientific evidence. The standard of review of these disclosures is viewed from the perspective of the “reasonable person”. However, this standard can be difficult to apply when promoting new and innovative surgical procedures and techniques such as the ones we promote. A failure on our part to fully describe risk factors or to make assertions that are alleged to be lacking in scientific support could subject us to litigation or regulatory enforcement actions and associated reputational harm.

Our business could be adversely affected by newly-adopted or amended laws, rules, regulations and orders relating to telemarketing and increased enforcement of such laws, rules, regulations or orders by governmental agencies or by private litigants. One example of recent regulatory changes that may affect our business is the Telephone Consumer Protection Act (“TCPA”). Regulations adopted by the Federal Communications Commission under the TCPA that became effective October 16, 2013 require the prior express written consent of the called party before a caller can initiate telemarketing calls (i) to wireless numbers (including text messaging) using an automatic telephone dialing system or an artificial or prerecorded voice; or (ii) to residential lines using an artificial or prerecorded voice. Failure to comply with the TCPA can result in significant penalties, including statutory damages. Our efforts to comply with these regulations may negatively affect conversion rates of leads.

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

Competition

Within the Texas and Arizona markets, we currently compete with traditional hospitals, specialty hospitals and other ASCs to attract both physicians and patients. Hospitals generally have an advantage over ASCs with respect to the negotiation of insurance contracts and competition for physicians’ inpatient and outpatient practices. Hospitals also offer a much broader and specialized range of medical services (enabling them to service a broader patient population) and generally have longer operating histories and greater financial resources, and are better known in the general community.

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

In addition, there are several large, publicly traded companies, divisions or subsidiaries of large publicly traded companies, and several private companies that develop and acquire ASCs and hospitals. These companies may compete with us in the acquisition of additional ASCs and hospitals. Further, many physician groups develop ASCs without a corporate partner, using consultants who typically perform corporate services for a fee and who may take a small equity interest in the ongoing operations of such ASCs. See "Risk Factors – Risks Relating to Our Business – We Face Significant Competition From Other Healthcare Providers."

Based on our innovative approach, we believe we are well positioned in our current markets as a surgical services and marketing services platform of choice for patients and physicians. Our focus on providing care, complemented by our unique Marketing Services offerings, is a key differentiating factor of our strategy. We believe this approach drives physician engagement, better coordination of care with patients, continuous clinical and administrative improvement and enhanced efficiency, all while reducing costs.

Seasonality

The surgical segment of the healthcare industry tends to be impacted by seasonality due to the nature of most benefit plans resetting on a calendar year basis. As patients utilize and reduce their remaining deductible throughout the year, surgical ASCs and hospitals typically see an increase in volume throughout the year with the biggest impact coming in the fourth quarter.

Our revenues for the quarter ended December 31, 2014, represented 47% of our 2014 annual revenues. Our revenues for the quarter ended December 31, 2015, represent 40% of our 2015 annual revenues. Approximately 35% to 40% of annual revenues have historically been recognized in the fourth quarter.

Facility Operations

As of December 31, 2015, unless otherwise indicated, each of our surgical facilities is set forth in the table below. We lease the real property for each of these facilities.

State / Surgical Facility Arizona	City	Type of Facility	Number of Operating Rooms	Number of Procedure Rooms	Nobilis Percentage Ownership
Northstar Healthcare Surgery Center - Scottsdale	Scottsdale	ASC	4	1	100%
Scottsdale Liberty Hospital	Scottsdale	Hospital	2	1	60%
Texas
First Nobilis Hospital	Bellaire	Hospital	4	1	51%(1)
First Nobilis Surgical Center	Bellaire	ASC	4	-	51%(2)
Hermann Drive Surgical Hospital	Houston	Hospital	6	2	54.75%
Kirby Surgical Center	Houston	ASC	4	1	25%
Microsurgery Institute of Dallas	Dallas	ASC	3	1	35%(3)
Northstar Healthcare Surgery Center – Houston	Houston	ASC	3	2	100%
Plano Surgical Hospital	Plano	Hospital	6	2	100%

(1)	First Nobilis Hospital is a wholly owned subsidiary of First Nobilis, LLC, the entity owned 51% by Northstar Healthcare Acquisitions, LLC and 49% by a third party.
(2)	First Nobilis Surgical Center is a wholly owned subsidiary of First Nobilis, LLC, the entity owned 51% by Northstar Healthcare Acquisitions, LLC and 49% by a third party.
(3)	Microsurgery Institute of Dallas ceased operating as of September 30, 2015.

Employees

As of March 1, 2016, we had approximately 715 employees, of which 537 are full time.

Intellectual Property

We own intellectual property including service marks, trade secrets and other proprietary information. Depending on the jurisdiction, service marks generally are valid as long as they are used and/or registered. The following are service marks registered by us and used in our business:

Mark	Type	Owner	Status	Serial/Reg. No.
NOBILIS HEALTH	Service Mark	Nobilis Health Corp.	Registered	Reg. No. 4805340
NORTHSTAR HEALTHCARE	Service Mark	Nobilis Health Corp.	Registered	Serial No. 77892043
	Service Mark	Northstar Healthcare Acquisitions, LLC	Registered	Reg. No. 3444878
	Service Mark	Nobilis Health Corp.	Registered	Reg. No. 4555939
NUESTEP	Service Mark	Nobilis Health Corp.	Registered	Reg. No. 4555938
STEP AWAY FROM FOOT PAIN	Service Mark	Nobilis Health Corp.	Registered	Reg. No. 4555937
	Service Mark	Nobilis Health Corp.	Application Pending	Serial No. 86905530
MIRI	Service Mark	Nobilis Health Corp.	Application Pending	Serial No. 86905510
	Service Mark	Nobilis Health Corp.	Application Pending	Serial No. 86913884
	Service Mark	Nobilis Health Corp.	Application Pending	Serial No. 86913854
MIGRAINE TREATMENT CENTERS OF AMERICA	Service Mark	Nobilis Health Corp.	Application Pending	Serial No. 86913809
NORTH AMERICAN SPINE	Service Mark	Nobilis Health Corp.	Application Pending	Serial No. 86913744
	Service Mark	Nobilis Health Corp.	Application Pending	Serial No. 86915839
OMEGA	Service Mark	Nobilis Health Corp.	Application Pending	Serial No. 86913708
ONWARD	Service Mark	Nobilis Health Corp.	Application Pending	Serial No. 86923877

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of the effectiveness of our first registration statement pursuant to the Securities Act of 1933, as amended, which was June 4, 2015 (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of common shares that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We have elected not to opt out of the extended transition period for complying with any new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on their public reference room. Our SEC filings are also available to the public on our website at www.nobilishealth.com. Please note that information contained on our website, whether currently posted or posted in the future, is not a part of this Annual Report or the documents incorporated by reference in this Annual Report. This Annual Report also contains summaries of the terms of certain agreements that we have entered into that are filed as exhibits to this Annual Report or other reports that we have filed with the SEC. The descriptions contained in this Annual Report of those agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the definitive agreements. You may request a copy of the agreements described herein at no cost by writing or telephoning us at the following address: Nobilis Health Corp., Attention: General Counsel, 11700 Katy Freeway, Suite 300, Houston, Texas 77079, phone number (713) 355-8614.

Item 1A.	Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Our business is not highly diversified.

Until 2014, our only business was the ownership and operation of three ASCs located in Texas. During 2014, we started operations at a facility in Scottsdale, Arizona and at two facilities in Houston, Texas. During 2015, we initiated operations at three new facilities in Texas and Arizona and initiated our neuromonitoring and first assist ancillary service lines. These developments have provided some degree of diversification to our business. However, investors will not have the benefit of further diversification of operations or risk until such time, if ever, that we acquire or develop additional facilities, manage additional facilities, or undertake other related business opportunities. As a result of our geographic concentration in Texas and Arizona, we are particularly susceptible to downturns in the local and regional economies, regional inclement weather, or changes in local or state regulation.

As of December 2014, we are also a provider of marketing services to our own affiliated entities as well as to third parties which may add some degree of diversification to our business. Five facilities represent approximately 86% of our contracted marketing revenue for the year-ended December 31, 2015, and four facilities represent approximately 85% of our contracted marketing accounts receivable as of December 31, 2015. As a result, our Marketing Segment is subject to a certain degree of revenue concentration. Because of this concentration among these facilities, if an event were to adversely affect one of these facilities, it may have a material impact on our business.

In addition, approximately 83.8% of the revenues from cases performed at our facilities in 2015 were concentrated among four major private insurance companies and workers’ compensation payors. The loss of any one of these payors could have an adverse effect on our business, results of operations and financial condition.

We face significant competition from other healthcare providers.

We compete with other facilities and hospitals for patients, physicians, nurses and technical staff. Some of our competitors have longstanding and well-established relationships with physicians and third-party payors in the community. Some of our competitors are also significantly larger than us, may have access to greater marketing, financial and other resources and may be better known in the general community. The competition among facilities and hospitals for physicians and patients has intensified in recent years. Some hospitals have imposed restrictions on the credentials of their medical staff (called conflict of interest credentialing) where these physicians hold an ownership in a competing facility. We face competition from other facilities and from hospitals that perform similar outpatient services, both inside and outside of our primary service areas. Further, some traditional hospitals have recently begun forming joint ventures with physicians whereby the hospital manages and the hospital and physicians jointly own the facility. Patients may travel to other facilities for a variety of reasons. These reasons include physician referrals or the need for services that we do not offer.

Some of these competing facilities offer a broader array of outpatient surgery services than those available at our facilities. In addition, some of our direct competitors are owned by non-profit or governmental entities, which may be supported by endowments and charitable contributions or by public or governmental support. These hospitals can make capital expenditures without paying sales tax, may hold the property without paying property taxes and may pay for the equipment out of earnings not burdened by income taxes.

This competitive advantage may affect our ability to compete effectively with these non-profit or governmental entities. There are several large, publicly traded companies, divisions or subsidiaries of large publicly held companies, and several private companies that develop and acquire multi-specialty facilities, and these companies compete with us in the acquisition of additional facilities. Further, many physician groups develop facilities without a corporate partner, using consultants who typically perform these services for a fee and who may take a small equity interest in the ongoing operations of a facility. We can give no assurances that we can compete effectively in these areas. If we are unable to compete effectively to recruit new physicians, attract patients, enter into arrangements with managed care payors or acquire new facilities, our ability to implement our growth strategies successfully could be impaired. This may have an adverse effect on our business, results of operations and financial condition.

The industry trend toward value-based purchasing may negatively impact our revenues.

We believe that value-based purchasing initiatives of both governmental and private payors tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other health care facilities and may negatively impact our revenues if we are unable to meet expected quality standards. The Patient Protection and Affordable Care Act (“PPACA”) contains a number of provisions intended to promote value-based purchasing in federal health care programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, while hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement.

There is a trend among private payors toward value-based purchasing of health care services, as well. Many large commercial payors require hospitals to report quality data, and several of these payors will not reimburse hospitals for certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common, to involve a higher percentage of reimbursement amounts and to spread to reimbursement for ASCs and other ancillary services. Although we are unable to predict how this trend will affect our future results of operations, it could negatively impact our revenues if we are unable to meet quality standards established by both governmental and private payors.

We are subject to fluctuations in revenues and payor mix.

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

As with most government reimbursement programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect our revenues and results of operations. The Centers for Medicare and Medicare Services (“CMS”) introduced substantial changes to reimbursement and coverage in early 2007. While the ASC final rule expanded the types of procedures eligible for payment in the ASC setting and excluded from eligibility only those procedures that pose a significant safety risk to patients or are expected to require active medical monitoring at midnight when furnished in an ASC, the ASC final rule also provided a 4-year transition to the fully implemented revised ASC payment rates. Beginning with the November 2007 OPPS/ASC final rule with comment period (CMS-1392-FC), the annual update OPPS/ASC final rule with comment period provides the ASC payment rates and lists the surgical procedures and services that qualify for separate payment under the revised ASC payment system. As a result, reimbursement levels decreased but coverage expanded. These rates remain subject to change, thus our operating margins may continue to be under pressure as a result of changes in payor mix and growth in operating expenses in excess of increases in payments by third-party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to privately insured patients is limited. This could have a material adverse effect on our business, operating results and financial condition.

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

Management continues to monitor historical collections and market conditions to manage and report the effects of a change in estimates. While we believe that the current reporting and trending software provides us with an accurate estimate of net patient service revenues, any changes in collections or market conditions that we fail to accurately estimate or predict could have a material adverse effect on our operating results and financial condition.

Our performance is greatly dependent on decisions that Third Party Payors make regarding their out-of-network benefits and alternative, our ability to negotiate profitable contracts with Third Party Payors.

One of the complexities of our business is navigating the increasingly hostile environment for entities that are not participants in the health insurance companies’ (“Third Party Payors”) provider networks (also referred to as an out-of-network provider or facility). Third Party Payors negotiate discounted fees with providers and facilities in return for access to the patient populations which those Third Party Payors cover. The providers and facilities that contractually agree to these rates become part of the Third Party Payor’s “network”. We are currently out-of-network as to most Third Party Payors.

There are several risks associated with not participating in Third Party Payor networks. First, not all Third Party Payors offer coverage to their patients for services rendered by non-participants in that Third Party Payor’s network. Further, it is typically the case that patients with so-called “out-of-network benefits” will be obliged to pay higher co-pays, higher deductibles, and a larger percentage of co-insurance payments. In addition, because the out-of-network coverage often mandates payment at a “usual and customary rate”, the determination of the amounts payable by the Third Party Payor can fluctuate. Healthcare providers and facilities that choose not to participate in a Third Party Payor’s network often face longer times for their claims to be processed and paid. Further, many Third Party Payors aggressively audit claims from out-of-network providers and facilities and continuously change their benefit policies in various ways that restrict the ability of beneficiaries to access out-of-network benefits, and to restrict out-of-network providers from treating their beneficiaries.

Consequently, it may become necessary for us to change their out-of-network strategy and join Third Party Payor networks. This may require us to negotiate and maintain numerous contracts with various Third Party Payors. In either case, our performance is greatly dependent upon decisions that Third Party Payors make regarding their out-of-network benefits and alternatively, our ability to negotiate profitable contracts with Third Party Payors. If it becomes necessary for us to become in-network facilities, there is no guarantee that we will be able to successfully negotiate these contracts. Further, we may experience difficulty in establishing and maintaining relationships with health maintenance organizations, preferred provider organizations, and other Third Party Payors. Out-of-network reimbursement rates are typically higher than in-network reimbursement rates, so our revenue would likely decline if we move to an in-network provider strategy and fail to increase our volume of business sufficiently to offset reduced in-network reimbursement rates. These factors could adversely affect our revenues and our business.

At December 31, 2015, approximately 87.2% of our cases were on an “out of network” basis, without any reimbursement rate protection or consistent in-network patient enrollments typically seen from an in-network agreement. Accordingly, we are susceptible to changes in reimbursement policies and procedures by third-party insurers and patients’ preference of using their out of network benefits which could have an adverse effect on our business, results of operations and financial condition.

We depend on our physicians and other key personnel.

Our success depends, in part, on our ability to attract and retain quality physicians. There can be no assurance that we can continue to attract high quality physicians, facility staff and technical staff to our facilities. In addition, notwithstanding contractual commitments given by certain of our physicians to maintain certain specified volume levels at our facilities, there can be no assurances that our current physicians will continue to practice at our facilities at their current levels, if at all. An inability to attract and retain physicians may adversely affect our business, results of operations and financial condition.

Our success also depends on the efforts and abilities of our management, as well as our ability to attract additional qualified personnel to manage operations and future growth. Although we have entered into employment agreements with certain of our key employees, we cannot be certain that any of these employees will not voluntarily terminate their employment. Also, at this time, we do not maintain any key employee life insurance policies on any management personnel or Physician Limited Partners, but may do so in the future. The loss of a member of management, other key employee, Physician Limited Partner or other physician using our facilities could have an adverse effect on our business, operating results and financial condition.

We may be unable to implement our acquisition strategy.

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

In addition, we will need capital to acquire other centers, integrate and expand our operations. We may finance future acquisition and development projects through debt or equity financings and may use our common shares for all or a portion of the consideration to be paid in future acquisitions. To the extent that we undertake these financings or use our common shares as consideration, our shareholders may experience future ownership dilution. Our Loan Agreement subjects us to covenants that affect the conduct of business. In the event that our common shares do not maintain a sufficient valuation, or potential acquisition candidates are unwilling to accept our common shares as all or part of the consideration, we may be required to use more of our cash resources, if available, or to rely solely on additional financing arrangements to pursue our acquisition and development strategy. However, we may not have sufficient capital resources or be able to obtain financing on terms acceptable to us for our acquisition and development strategy, which would limit our growth. Without sufficient capital resources to implement this strategy, our future growth could be limited and operations impaired. There can be no assurance that additional financing will be available to fund this growth strategy or that, if available, the financing will be on terms that are acceptable to us.

We do not have control of the day-to-day medical affairs and certain other affairs of the Nobilis Facilities.

Although we indirectly manage the day to-day-business affairs of each Nobilis Facility under a management agreement, we only have the right to attend and observe at meetings of each Nobilis Facility’s Medical Board. As such, we do not have the ability to direct day-to-day medical affairs of the Nobilis Facilities, but rather only its business and commercial affairs, all as set forth in the respective governance documents of each Nobilis Facility. In addition, certain actions at the Nobilis Facilities are subject to a veto by a written vote of a majority in interest of the Physician Limited Partners, including the approval of the annual budget and annual plan (subject to the right of the Nobilis party to continue to operate the Nobilis Facilities in a manner that preserves its business and goodwill, business relationships and physical plant).

The non-solicitation, non-competition, transfer and other covenants of the Physician Limited Partners and others may not be enforceable.

Under the Kirby Partnership Agreement (subject to certain limited exceptions) during the time that a Physician Limited Partner is a Partner and for two years thereafter, the Physician Limited Partner may not directly or indirectly own, control, finance or participate in the profits or revenues of any business that engages in competition with Kirby anywhere within a 20-mile radius of the facility; provided, however, that a Physician Limited Partner may perform surgery at another facility or otherwise practice medicine in a private practice that uses such competing facility.

In addition, we are party to several contracts containing non-competition provisions purporting to bind physicians to whom we provide marketing services.

Because non-competition provisions are enforced not as a matter of contractual law but as a matter of equity, a court asked to enforce a non-competition provision with a Physician Limited Partner or other physicians will have broad discretion over enforcement, non-enforcement or the fashioning of relief different from that contractually agreed to by the parties. While no single physician’s non-competition provision is material to our business, a court decision to not enforce a physician’s non-competition covenant could set a precedent with respect to physicians bound by the same or similar provisions, such that, in the aggregate, there results a detrimental impact on our revenues.

We may not be able to effectively manage information security risks.

If we are unable to effectively manage information security risks, or the security measures protecting our information technology systems are breached, we could suffer a loss of confidential data, which may subject us to liability, or a disruption of our operations. We rely on our information systems to securely transmit, store, and manage confidential data. A failure in or breach of our operational or information security systems as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or lead to liability under privacy and security laws (including the Health Insurance Portability and Accountability Act), litigation, governmental inquiries, fines and financial losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us, and we must continue to focus on any security risks in connection with the transition and integration of information systems as we pursue our growth and acquisition strategy. Although we believe that we have appropriate information security procedures and other safeguards in place, there can be no assurance that we will not be subject to a cyber-attack. We continue to prioritize the security of our information technology systems and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from cyber-attack, damage or unauthorized access. As cyber threats continue to evolve due to the proliferation of new technologies and the increased activities by perpetrators of such attacks, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities or breaches.

We may become involved in litigation which could harm the value of our business.

From time to time, we are involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims. We may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources and adversely affect our business condition. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims for the activities of an acquired business prior to the acquisition. These lawsuits, claims, audits or investigations, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.

In addition, from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain instances former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

Our operations may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability, and directors’ and officers’ duties. We currently maintain insurance coverage for those risks we deem are appropriate. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or not covered by insurance, could have a material adverse effect on our earnings and cash flows.

In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our earnings and cash flows could be materially and adversely affected by any of the following:

•	the collapse or insolvency of our insurance carriers;
•	further increases in premiums and deductibles;
•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims;
•	an inability to obtain one or more types of insurance on acceptable terms, if at all;
•	insurance carriers deny coverage of our claims; or
•	our insurance coverage is not adequate.

We may write off intangible assets, such as goodwill.

As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2015 contained intangible assets designated as either goodwill or intangibles totaling approximately $44.8 million in goodwill and approximately $19.6 million in intangibles. Additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.

The health care industry is heavily regulated and we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to among other things:

•	billing and coding for services, including documentation of care, appropriate treatment of overpayments and credit balances, and the submission of false statements or claims;
•

relationships and arrangements with physicians and other referral sources and referral recipients, including self-referral restrictions, prohibitions on kickbacks and other non-permitted forms of remuneration and prohibitions on the payment of inducements to Medicare and Medicaid beneficiaries in order to influence their selection of a provider;

•	licensure, certification, enrollment in government programs and CON approval, including requirements affecting the operation, establishment and addition of services and facilities;
•	the necessity, appropriateness, and adequacy of medical care, equipment, and personnel and conditions of coverage and payment for services;
•	quality of care and data reporting;
•	restrictions on ownership of surgery centers;
•	operating policies and procedures;
•	qualifications, training and supervision of medical and support personnel;
•	fee-splitting and the corporate practice of medicine;
•	screening, stabilization and transfer of individuals who have emergency medical conditions;
•	workplace health and safety;
•	consumer protection;
•	anti-competitive conduct;
•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and other personal information and medical records; and
•	environmental protection.

Because of the breadth of these laws and the narrowness of available exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws. For example, failure to bill properly for services or return overpayments and violations of other statutes, such as the federal Anti-Kickback Statute or the federal Stark Law, may be the basis for actions under the FCA or similar state laws. Under HIPAA, criminal penalties may be imposed for healthcare fraud offenses involving not just federal healthcare programs but also private health benefit programs.

Enforcement actions under some statutes, including the FCA, may be brought by the government as well as by a private person under a qui tam or “whistleblower” lawsuit. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including bringing civil actions under the Civil Monetary Penalty Law, which has a lower burden of proof than criminal statutes.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including fines, damages, recoupment of overpayments, loss of licenses needed to operate, and loss of enrollment and approvals necessary to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. Federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.

Many of these laws and regulations have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses to comply with the evolving rules. Any enforcement action against us, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The laws and regulations governing the provision of healthcare services are frequently subject to change and may change significantly in the future. We cannot assure you that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us. We cannot assure you that a review of our business by judicial, regulatory or accreditation authorities will not subject us to fines or penalties, require us to expend significant amounts, reduce the demand for our services or otherwise adversely affect our operations.

Our relationships with referral sources and recipients, including healthcare providers, facilities and patients, are subject to the federal Anti-Kickback Statute and similar state laws.

The federal Anti-Kickback Statute prohibits healthcare providers and others from knowingly and willfully soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for, or to induce, referrals or orders for services or items covered by a federal healthcare program. In addition, many of the states in which we operate also have adopted laws, similar to the Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. The Anti-Kickback Statute and similar state laws are broad in scope and many of their provisions have not been uniformly or definitively interpreted by case law or regulations. Courts have found a violation of the federal Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required to establish a violation of the Anti-Kickback Statute. Congress and HHS have established narrow safe harbor provisions that outline practices deemed protected from prosecution under the federal Anti-Kickback Statute. While we endeavor to comply with applicable safe harbors, certain of our current arrangements, including the ownership structures of our surgery centers, do not satisfy all of the requirements of a safe harbor. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. Violations of the Anti-Kickback Statute and similar state laws may result in substantial civil or criminal penalties and loss of licensure, which could have a material adverse effect on our business.

Although we believe that we are currently in material compliance with all applicable environmental laws and regulations, and expect such compliance will continue in the future, there can be no assurance that we will not violate the requirements of one or more of these laws or that we will not have to expend significant amounts to remediate or ensure compliance.

We may be subject to changes in current law or the enactment of future legislation.

In recent years, a variety of legislative and regulatory initiatives have occurred on both the federal and state levels concerning physician ownership of healthcare entities to which physicians refer patients, third-party payment programs and other regulatory matters concerning ASCs. We anticipate that federal and state legislatures will continue to review and assess alternative healthcare delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, pay for performance systems, and other fundamental changes to the health care delivery system. Private sector providers and payors have embraced certain elements of reform, resulting in increased consolidation of health care providers and payors as those providers and payors seek to form alliances in order to provide cost effective, quality care. Legislative debate is expected to continue in the future, and we cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reform may have on its business.

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

As disclosed in Part II, Item 9A—Controls and Procedures of this Annual Report, we identified material weaknesses in our internal control over financial reporting. This follows the identification in previous periods of significant deficiencies in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (2013). We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remediation measures are insufficient to address these material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. For more information, see Part II, Item 9A—Controls and Procedures of this Annual Report. In addition, if we identify additional deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Although we believe that we are taking appropriate action to remediate the control deficiency, if we are unable to effectively remediate our material weaknesses or are otherwise unable to maintain adequate internal control over financial reporting in the future, we may not be able to prepare reliable financial statements and comply with our reporting obligations on a timely basis, which could materially adversely affect our business and the market price of our common shares through loss of public and investor confidence, as well as subject us to legal and regulatory action.

Technologies, tools, software, and applications could block our advertisements, impair our ability to deliver interest-based advertising, or shift the location in which our advertising appears, which could harm our operating results.

 Technologies, tools, software, and applications (including new and enhanced Web browsers) have been developed and are likely to continue to be developed that can block display, search, and interest-based advertising and content, delete or block the cookies used to deliver such advertising, or shift the location in which advertising appears on pages so that our advertisements do not show up in the most favorable locations or are obscured. Most of our marketing expenditures are fees paid to internet search companies for the display of our graphical advertisements or clicks on search advertisements on Web pages. As a result, the adoption of such technologies, tools, software, and applications could reduce the frequency with which, or prominence of, our advertisements in search results. Further, we may not be able to continue to procure and/or to afford primary placement in interest-based advertising locations and this, in turn, could reduce our ability to attract prospective patients to our services or to attract or retain customers to whom we provide marketing and advertising services.

We rely on third parties to provide the technologies necessary to deliver content, advertising, and services to our prospective patients, and any change in the service terms, costs, availability, or acceptance of these formats and technologies could adversely affect our business.

We rely on third parties to provide the technologies that we use to deliver our content and our advertising to prospective patients through the use of search engine optimization services. There can be no assurance that these providers will continue to provide us with search engine optimization services on reasonable terms, or at all. Providers may change the fees they charge for these services or otherwise change their business model in a manner that slows the widespread use of their platforms and search engines. In order for our services to be successful, we must procure a prominent place in the search results from major search providers. These providers in turn rely on a large base of users of their technologies necessary to deliver our content and our advertising to prospective patients. We have limited or no control over the availability or acceptance of those providers’ technologies, and any change in the terms, costs, availability of search engine optimization services or in end-user utilization of the service providers with whom we have chosen to work could adversely affect our business.

Any failure to scale and adapt our existing technology architecture to manage expansion of user-facing services and to respond to rapid technological change could adversely affect our business.

Our proprietary software for managing patient flow through our system relies on software, networking and telecommunications technologies. Technological changes could require substantial expenditures to modify or adapt our infrastructure. The technology architectures and platforms utilized for our services are highly complex and may not provide satisfactory security features or support in the future, as usage increases and products and services expand, change, and become more complex. In the future, we may make additional changes to our existing, or move to completely new, architectures, platforms and systems, or our prospective patients may increasingly access our sites through devices that compel us to invest in new architectures, platforms and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause changes, delays or interruptions in service. These changes, delays, or interruptions in our systems may disrupt our business. Also, to the extent that demands for our services increase, we may need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software in order to sustain our ability to manage patient-flow through. This expansion is likely to be expensive and complex and require additional technical expertise. Further, it is costly to retrieve, store, and integrate data that enables us to track our patients through our processes. Any difficulties experienced in adapting our architectures, platforms and infrastructure to accommodate increased patient flow, to store user data, and track patient status preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations, and financial condition.

If our security measures are breached, we may face significant legal and financial exposure. Further, a breach could result in the perception that our technology is insecure or insufficient to protect sensitive patient data, and patients, physicians and healthcare facilities may curtail or stop partnering with us or cease using services, and we may incur significant legal and financial exposure.

Our products and services involve the storage and transmission of patient and potential patient personal and medical information, including “Protected Health Information” that is subject to the security and privacy proprietary information in our facilities and on our equipment, networks and corporate systems. Security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability. Our user data and corporate systems and security measures have been and may in the future be breached due to the actions of outside parties (including cyber-attacks), employee error, malfeasance, a combination of these, or otherwise, allowing an unauthorized party to obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data.

Any breach or unauthorized access could result in significant legal and financial exposure, increased remediation and other costs, damage to our reputation and a loss of confidence in the security of our products, services and networks that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. The interpretation and application of privacy, data protection and data retention laws and regulations are often uncertain and in flux in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices we may be fined or ordered to change our business practices in a manner that adversely impacts our operating results. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Our business depends on strong brands related to our procedures, and failing to maintain or enhance our brands in a cost-effective manner could harm our operating results.

Maintaining and enhancing our brands is an important aspect of our efforts to attract potential patients. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in certain portions of the market. Maintaining and enhancing our brands will depend largely the ability of third parties to perform those surgical services in a safe and effective manner. Given the nature of surgical services and the fact that we do not directly control the physicians performing our procedures, there will always be a significant risk that surgeries may not be successful. We have in the past been negatively impacted by negative reputation of a physician partners, and our brands are susceptible to being negatively impacted in the future by the conduct of third parties, including physicians and healthcare facilities.

Misappropriation or infringement of our intellectual property and proprietary rights, enforcement actions to protect our intellectual property and claims from third parties relating to intellectual property could materially and adversely affect our financial performance.

Litigation regarding intellectual property rights is common in the internet and technology industries. We expect that internet technologies and software products and services may be increasingly subject to third party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Our ability to compete depends upon our proprietary systems and technology. While we rely on trademark, trade secret, patent and copyright law, confidentiality agreements and technical measures to protect our proprietary rights, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable website maintenance are more essential in establishing and maintaining a leadership position and strengthening our brands. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult and may be expensive. We have no assurance that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Effective trademark, service mark, patent, copyright and trade secret protection may not be available when our products and services are made available online. In addition, if litigation becomes necessary to enforce or protect our intellectual property rights or to defend against claims of infringement or invalidity, this litigation, even if successful, could result in substantial costs and diversion of resources and management’s attention. We also have no assurances that our products and services do not infringe on the intellectual property rights of third parties. Claims of infringement, even if unsuccessful, could result in substantial costs and diversion of resources and management’s attention. If we are not successful, we may be subject to preliminary and permanent injunctive relief and monetary damages which may be trebled in the case willful infringements.

We may be unable to implement our organic growth strategy.

Future growth will place increased demands on our management, operational and financial information systems and other resources. Further expansion of our operations will require substantial financial resources and management resources and attention. To accommodate our anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational, financial and information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results. Any failure to implement and improve our management, operational, financial and information systems, or to expand, train, manage or motivate our workforce, could reduce or prevent our growth. We can give you no assurances that our personnel, systems, procedures or controls will be adequate to support our operations in the future or that our financial resources and management attention on the expansion of our operations will not adversely affect our business, result of operations and financial condition. In addition, direct-to-consumer marketing may not be a suitable means to attract case volume as patients may not directly seek our services, but instead may choose to consult with a non-Nobilis-affiliated physician. We can offer no guarantees that the financial resources expended on direct-to-consumer marketing campaigns will result in the expansion of our business.

Restrictive covenants in our Loan Agreement may restrict our ability to pursue our business strategies.

The operating and financial restrictions and covenants in our Loan Agreement may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Such agreements limit our ability, among other things, to:

•	incur additional indebtedness or issue certain preferred equity;

•	pay dividends on, repurchase or make distributions in respect of our common shares, prepay, redeem, or repurchase certain debt or make other restricted payments;

•	make certain investments;

•	create certain liens;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends, loan money, or transfer assets to us;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

A breach of any of these covenants could result in a default under our Loan Agreement and permit the lenders to cease making loans to us. Upon the occurrence of an event of default under the Loan Agreement, the creditors thereunder could elect to declare all amounts outstanding to be immediately due and payable and, in the case of our revolving credit facility, which is a part of the Loan Agreement, terminate all commitments to extend further credit.

If our operating performance declines, we may be required to obtain waivers from the lenders under the Loan Agreement to avoid defaults thereunder. If we are not able to obtain such waivers, our creditors could exercise their rights upon default.

Furthermore, if we were unable to repay the amounts due and payable under our secured obligations, the creditors thereunder could proceed against the collateral granted to them to secure our obligations thereunder. We have pledged a significant portion of our assets, including our ownership interests in certain of our directly owned subsidiaries, as collateral under our Loan Agreement. If the creditors under our Loan Agreement accelerate the repayment of our debt obligations, we cannot assure you that we will have sufficient assets to repay our Loan Agreement, or will have the ability to borrow sufficient funds to refinance such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

We may incur unexpected, material liabilities as a result of acquiring ASCs or other healthcare facilities.

Although we intend to conduct due diligence on any future acquisition, we may inadvertently invest in ASCs or other healthcare facilities that have material liabilities arising from, for example, the failure to comply with government regulations or other past activities. Although we have professional and general liability insurance, we do not currently maintain and are unlikely to acquire insurance specifically covering every unknown or contingent liability that may have occurred prior to our investment in our facilities, particularly those involving prior civil or criminal misconduct (for which there is no insurance). Incurring such liabilities as a result of future acquisitions could have an adverse effect on our business, operations and financial condition.

We may be subject to professional liability claims.

As a healthcare provider, we are subject to professional liability claims both directly and vicariously through the malpractice of members of our medical staff. We are responsible for the standard of care provided in our facilities by staff working in those facilities. We have legal responsibility for the physical environment and appropriate operation of equipment used during surgical procedures. In addition, we are subject to vicarious liability for the negligence of its credentialed medical staff under circumstances where we either knew or should have known of a problem leading to a patient injury. The physicians credentialed at our facilities are involved in the delivery of healthcare services to the public and are exposed to the risk of professional liability claims. Although we neither control the practice of medicine by physicians nor have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and their services, as a result of the relationship between us and the physicians providing services to patients in our facilities, we or our subsidiaries may become subject to medical malpractice claims under various legal theories. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of available insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. We maintain and require the physicians on the medical staff of our facilities to maintain liability insurance in amounts and coverages believed to be adequate, presently $1 million per claim to an aggregate of $3 million per year.

In 2003, Texas passed legislation that reformed its laws related to professional liability claims by setting caps on non-economic damages in the amount of $250,000 per claimant to a per claim aggregate of $750,000 for physicians and other providers, including ASCs. In Texas, punitive damages awarded against a defendant may not exceed an amount equal to the greater of: (1) (A) two times the amount of economic damages; plus (B) an amount equal to any non-economic damages found by the jury not to exceed $750,000 or (2) $200,000.

This tort reform legislation has resulted in a reduction in the cost of malpractice insurance because of the reduction in malpractice claims. However, there can be no assurances that this trend will continue into the future.

Most malpractice liability insurance policies do not extend coverage for punitive damages. While extremely rare in the medical area, punitive damages are those damages assessed by a jury with the intent to “punish” a tortfeasor rather than pay for a material loss resulting from the alleged injury. We cannot assure you that we will not incur liability for punitive damage awards even where adequate insurance limits are maintained. We also believe that there has been, and will continue to be, an increase in governmental investigations of physician-owned facilities, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Investigation activity by private third-party payors has also increased with, in some cases, intervention by the states’ attorneys general. Also possible are potential non-covered claims, or “qui tam” or “whistleblower” suits.

Although exposure to qui tam lawsuits is minimal since Medicare and Medicaid comprise less than 5.0% of our revenue and an even smaller percentage of our profit, many plaintiffs’ lawyers have refocused their practices on “whistleblower” lawsuits given the reduction in awards from medical malpractice claims. These whistleblower lawsuits are based on alleged violations of government law related to billing practice and kickbacks. Under federal Medicare law, these whistleblowers are entitled to receive a percentage of recoveries made if the federal government takes on the case. However, a whistleblower may pursue direct action against the healthcare entity under the applicable statutes and seek recoveries without federal government intervention. Many malpractice carriers will not insure for violations of the law although they may cover the cost of defense. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.

We may, in the ordinary course of their business, be subject to litigation claims. In particular, we can be subject to claims relating to actions of medical personnel performing services at our facilities. Historically, we have been able to obtain what we believe is adequate insurance to cover these risks. However, the cost of this insurance may increase and there can be no assurance that we will be able to obtain adequate insurance against medical liability claims in the future on economically reasonable terms, or at all. In addition, claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of any applicable insurance coverage. If the insurance that we have in place from time to time is not sufficient to cover claims that are made, the resulting shortfall could have a material adverse effect on our business and operations.

Our insurance coverage might not cover all claims against us or be available at a reasonable cost, if at all. If we are unable to maintain insurance coverage, if judgments are obtained in excess of the coverage we maintain, or if we are required to pay uninsured punitive damages or pay fines under “qui tam” lawsuits, we would be exposed to substantial additional liabilities. We cannot assure that we will be able to maintain insurance coverage at a reasonable premium, or at all, that coverage will be adequate to satisfy adverse determinations against us, or that the number of claims will not increase.

Malpractice insurance premiums or claims may adversely affect our business.

Should adverse risk management claims arise against us or should the market for medical malpractice dictate a large increase in rates, our business and financial results could be adversely affected.

We rely on technology.

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

We are subject to rising costs.

The costs of providing our services have been rising and are expected to continue to rise at a rate higher than that anticipated for consumer goods as a whole. As a result, our business, operating results or financial condition could be adversely affected if we are unable to implement annual private pay increases due to changing market conditions or otherwise increase our revenues to cover increases in labor and other costs.

We depend on referrals.

Our success, in large part, is dependent upon referrals to our physicians from other physicians, systems, health plans and others in the communities in which we operate, and upon our medical staff’s ability to maintain good relations with these referral sources. Physicians who use our facilities and those who refer patients are not our employees and, in many cases, most physicians have admitting privileges at other hospitals and (subject to any applicable non-competition arrangements) may refer patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with our physicians and their referral sources, the number of procedures performed at our facilities may decrease and cause revenues to decline. This could adversely affect our business, results of operations and financial condition.

We may face a shortage of nurses.

The United States is currently experiencing a shortage of nursing staff. Our failure to hire and retain qualified nurses could have a material adverse effect on our business operations and financial condition.

We are subject to Canadian tax laws.

Our company’s income and our related entities must be computed in accordance with Canadian and foreign tax laws, as applicable, and we are subject to Canadian tax laws, all of which may be changed in a manner that could adversely affect the amount of distributions to shareholders. There can be no assurance that Canadian federal income tax laws, the judicial interpretation thereof or the administrative and assessing practices and policies of the Canada Revenue Agency and the Department of Finance (Canada) will not be changed in a manner that adversely affects shareholders. In particular, any such change could increase the amount of tax payable by us, reducing the amount available to pay dividends to the holders of our common shares.

We are subject to U.S. tax laws.

There can be no assurance that United States federal income tax laws and Internal Revenue Service and Department of the Treasury administrative and legislative policies respecting the United States federal income tax consequences described herein will not be changed in a manner that adversely affects the holders of our common shares.

Future issuances of our common shares could result in dilution.

Our articles authorize the issuance of an unlimited number of common shares, on terms that the Board of Directors, without approval of any shareholders, establishes. We may issue additional common shares in the future in connection with a future financing or acquisition. The issuance of additional shares may dilute the investment of a shareholder. We also have outstanding warrants to purchase a significant number of common shares as well as a stock option pool available to employees, which if exercised, would cause dilution to our stockholders.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on- frequency”; and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

We will remain an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or •(iv) the last day of the fiscal year in which we celebrate the fifth anniversary of our first sale of registered common equity securities pursuant to the Securities Act of 1933, as amended, which occurred on June 4, 2015.

Until such time, however, we cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may be more volatile.

The price of our common shares is subject to volatility.

Broad market and industry factors may affect the price of our common shares, regardless of our actual operating performance. Factors unrelated to our performance that may have an effect on the price of our securities include the following: the extent of analytical coverage available to investors concerning our business may be limited if investment banks with research capabilities do not follow our securities; speculation about our business in the press or the investment community; lessening in trading volume and general market interest in our securities may affect an investor’s ability to trade significant numbers of our securities; additions or departures of key personnel; sales of our common shares, including sales by our directors, officers or significant stockholders; announcements by us or our competitors of significant acquisitions, strategic partnerships of divestitures; and a substantial decline in the price of our securities that persists for a significant period of time could cause our securities to be delisted from an exchange, further reducing market liquidity. If an active market for our securities does not continue, the liquidity of an investor’s investment may be limited and the price of our securities may decline. If an active market does not exist, investors may lose their entire investment. As a result of these factors, the market price of our securities at any given point in time may not accurately reflect our long term value. Securities class-action litigation often has been brought against companies in periods of volatility in the market price of their securities, and following major corporate transactions or mergers and acquisitions. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices, which also house our Medical Services and Marketing segment operations, are located in Houston, Texas and contain an aggregate of approximately 16,997 square feet of office space, which we lease from a third-party pursuant to an agreement with an initial term expiring in October 2020. Our Marketing Services division primarily operates from offices located in Dallas, Texas and contains an aggregate of approximately 16,139 square feet of office space, which we lease from a third-party pursuant to an agreement in which the initial term expires in September 2016. The Nobilis Facilities, part of our Medical Services division, lease space for the surgery centers and hospitals, as applicable, ranging from 11,118 to 56,860 square feet, with expected remaining lease terms ranging from approximately 0.5 to 19 years.

Item 3.	Legal Proceedings

Information relating to legal proceedings is described in Note 27 to our consolidated financial statements included in Part II, Item 8—Financial Statements and Supplementary Data of this Annual Report, and the information discussed therein is incorporated by reference into this Item 3.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

Our outstanding common shares, no par value, are listed on the Toronto Stock Exchange under the symbol “NHC” and on the NYSE MKT under the symbol “HLTH”. Our common shares traded on the OTC Pink in the United States until April 17, 2015 when it commenced trading on the NYSE MKT. The following table outlines the share price trading range and volume of shares traded by quarter as follows:

	Toronto Stock Exchange		NYSE MKT/OTC Pink
			Share Price Trading
	Share Price Trading Range		Range
	High	Low	High	Low
	(C$ per share)		($ per share)
2015
1st Quarter	6.72	3.14	5.24	2.70
2nd Quarter	11.00	6.38	9.34	5.14
3rd Quarter	9.50	5.04	7.80	3.83
4th Quarter	5.50	2.83	5.95	2.15
2014
1st Quarter	1.28	0.98	1.16	0.90
2nd Quarter	1.22	0.97	1.11	0.92
3rd Quarter	1.58	1.11	1.45	0.96
4th Quarter	3.60	1.11	3.05	1.07

As of March 1, 2016, there were approximately 75 holders of record of our common shares, not including beneficial owners holding shares through nominee names.

We have not declared or paid any cash dividends on our common shares for over five years and we do not anticipate paying any dividends in the foreseeable future. We expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will depend upon our future revenues, earnings and capital requirements and other factors the Board considers relevant.

Equity Compensation Plan Information

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (C$)	Number of securities remaining available for future issuance under equity compensation plans (1) (2)
Equity compensation plans approved by security holders (aggregated)	4,416,782	$2.64	8,318,414
Equity compensation plans not approved by security holders (aggregated)	1,558,411(3)	$3.07	–
Total	7,975,193	-	3,832,735

Notes:

(1)	Includes securities issued under our Fourth Amended and Restated Restricted Share Unit Plan and First Amended Stock Option Plan (the “Stock Option Plan”) up to December 31, 2015.

(2)	Excludes securities reflected in column entitled “Number of securities to be issued upon exercise of outstanding options, warrants and rights”

(3)

1,048,218 common shares underlying grant of inducement stock options outside of the Stock Option Plan in connection with the Athas acquisition and approved by the Toronto Stock Exchange in 2014; 510,193 common shares underlying broker warrants and compensation options, 117,810 of which were issued in the 2014 Private Placement and 392,383 of which were issued in the 2015 Private Placement.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Performance Graph

Smaller reporting companies are not required to provide the information required by this section. We were previously a smaller reporting company under applicable SEC rules and regulations and determined pursuant to such rules and regulations that we no longer qualify as a smaller reporting company as of our June 30, 2015 determination date, at which time we met the definition of an “accelerated filer.” In accordance with Item 10(f)(2)(i) of Regulation S-K, we are permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. We will be transitioning to the disclosure requirements applicable to accelerated filers beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Nobilis, other than Canadian withholding tax. See “Certain Canadian Federal Income Tax Considerations for Non-Resident Holders” below.

Certain Canadian Federal Income Tax Considerations for Non-Resident Holders

The following is, as of the date hereof, a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) and the regulations promulgated thereunder (the “Tax Act”) to a holder who acquires, as beneficial owner, our common shares, and who, for purposes of the Tax Act and at all relevant times: (i) holds the common shares as capital property; (ii) deals at arm’s length with, and is not affiliated with, us or the underwriters; (iii) is not, and is not deemed to be resident in Canada; and (iv) does not use or hold and will not be deemed to use or hold, our common shares in a business carried on in Canada, or a “Non-Resident Holder.” Generally, our common shares will be considered to be capital property to a Non-Resident Holder provided the Non-Resident Holder does not hold our common shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade. Special rules, which are not discussed in this summary, may apply to a Non-Resident Holder that is an insurer that carries on an insurance business in Canada and elsewhere. Such Non-Resident Holders should seek advice from their own tax advisors.

This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals (the “Proposed Amendments”), to amend the Tax Act that have been publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and management’s understanding of the current administrative policies and practices of the Canada Revenue Agency (the “CRA”), published in writing by it prior to the date hereof. This summary assumes the Proposed Amendments will be enacted in the form proposed. However, no assurance can be given that the Proposed Amendments will be enacted in their current form, or at all. This summary is not exhaustive of all possible Canadian federal income tax considerations and, except for the Proposed Amendments, does not take into account or anticipate any changes in the law or any changes in the CRA’s administrative policies or practices, whether by legislative, governmental or judicial action or decision, nor does it take into account or anticipate any other federal or any provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein.

Non-Resident Holders should consult their own tax advisors with respect to an investment in our common shares. This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any prospective purchaser or holder of our common shares, and no representations with respect to the income tax consequences to any prospective purchaser or holder are made. Consequently, prospective purchasers or holders of our common shares should consult their own tax advisors with respect to their particular circumstances.

Currency Conversion

Generally, for purposes of the Tax Act, all amounts relating to the acquisition, holding or disposition of our common shares must be converted into Canadian dollars based on the exchange rates as determined in accordance with the Tax Act. The amounts subject to withholding tax and any capital gains or capital losses realized by a Non-Resident Holder may be affected by fluctuations in the Canadian-U.S. dollar exchange rate.

Disposition of Common Shares

A Non-Resident Holder will not generally be subject to tax under the Tax Act on a disposition of a common share, unless the common share constitutes “taxable Canadian property” (as defined in the Tax Act) of the Non-Resident Holder at the time of disposition and the Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention.

Provided the common shares are listed on a “designated stock exchange”, as defined in the Tax Act (which currently includes the TSX and NYSE MKT) at the time of disposition, the common shares will generally not constitute taxable Canadian property of a NonResident Holder at that time, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are satisfied concurrently: (i) (a) the Non-Resident Holder; (b) persons with whom the Non-Resident Holder did not deal at arm’s length; (c) partnerships in which the Non-Resident Holder or a person described in (b) holds a membership interest directly or indirectly through one or more partnerships; or (d) any combination of the persons and partnerships described in (a) through (c), owned 25% or more of the issued shares of any class or series of our shares; and (ii) more than 50% of the fair market value of our shares was derived directly or indirectly from one or any combination of: real or immovable property situated in Canada, “Canadian resource properties”, “timber resource properties” (each as defined in the Tax Act), and options in respect of, or interests in or for civil law rights in, such properties. Notwithstanding the foregoing, in certain circumstances set out in the Tax Act, the common shares could be deemed to be taxable Canadian property. Even if the common shares are taxable Canadian property to a Non-Resident Holder, such Non-Resident Holder may be exempt from tax under the Tax Act on the disposition of such common shares by virtue of an applicable income tax treaty or convention. A Non-Resident Holder contemplating a disposition of common shares that may constitute taxable Canadian property should consult a tax advisor prior to such disposition.

Receipt of Dividends

Dividends received or deemed to be received by a Non-Resident Holder on our common shares will be subject to Canadian withholding tax under the Tax Act. The general rate of withholding tax is 25%, although such rate may be reduced under the provisions of an applicable income tax convention between Canada and the Non-Resident Holder’s country of residence. For example, under the Canada-United States Income Tax Convention (1980) as amended, or the Treaty, the rate is generally reduced to 15% where the Non-Resident Holder is a resident of the United States for the purposes of, and is entitled to the benefits of, the Treaty.

Item 6.	Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item. We were previously a smaller reporting company under applicable SEC rules and regulations and determined pursuant to such rules and regulations that we no longer qualify as a smaller reporting company as of our June 30, 2015 determination date, at which time we met the definition of an “accelerated filer.” In accordance with Item 10(f)(2)(i) of Regulation S-K, we are permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. We will be transitioning to the disclosure requirements applicable to accelerated filers beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with—our consolidated financial statements and the accompanying footnotes included in Part II, Item 8— Financial Statements and Supplementary Data included in this Annual Report. Our MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements we make. These risks and uncertainties are discussed further in Part I, Item 1A—Risk Factors included in this Annual Report.

Executive Overview

Prior to December 1, 2014, our business was solely the ownership, operation and management of outpatient surgery centers and surgical hospitals (the “Medical Services Segment”). On December 1, 2014, we completed the acquisition of Athas Health, LLC (“Athas”) in a cash and stock transaction. The acquisition of Athas added marketing services as a stand-alone business line, which is now a separate reportable business segment (the “Marketing Segment”). In addition to providing services to third parties, we provide marketing services to our own healthcare facilities, which allows us to operate those facilities in many instances with few, if any, physician partners.

As a result of the Athas acquisition, our operations now consist primarily of two segments, Medical Services Segment and the Marketing Services Segment.

Medical Services Overview

We own and manage nine healthcare facilities (the “Nobilis Facilities”) in Texas and Arizona; four hospitals (the “Nobilis Hospitals”) and five ambulatory surgery centers, referred to as the “Nobilis ASCs” of which three are located in Houston, Texas, one in Dallas, Texas and one in Scottsdale, Arizona. The Nobilis ASCs consist of Northstar Healthcare Surgery Center- Houston, Kirby Surgical Center, Microsurgery Institute of Dallas (which operated until September 30, 2015), Northstar Healthcare Surgery Center – Scottsdale and First Nobilis Surgery Center. The Nobilis Hospitals consist of First Nobilis Hospital, Hermann Drive Surgical Hospital, Plano Surgical Hospital and SLH. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients. The Nobilis Facilities focus on certain clinical specialties, including orthopedic surgery, podiatric surgery, ENT, pain management, gastro- intestinal, gynecology, and general surgery. The Nobilis ASCs do not offer the full range of services typically found in traditional hospitals, allowing the Nobilis ASCs to operate with lower operating expenses. The Nobilis Hospitals do offer the services typically found in traditional hospitals and, as a result, have the ability to take on more complex cases and cases that may require an overnight stay. We earn revenue in our Medical Services Segment from the “facility fees” or “technical fees” charged to third party payors or to patients for the services rendered at the Nobilis Facilities.

Marketing Services Overview

Our Marketing Services segment provides marketing services, patient education services and patient care co-ordination management services to the Nobilis Facilities, to third party facilities in states where we currently do not operate, and to physicians. We market several minimally-invasive medical procedures and brands, which include:

•	North American Spine: promotion of minimally invasive spine procedures
•	Migraine Treatment Centers of America: promotion of procedures related to chronic migraine pain
•	NueStep: a surgical procedure designed to treat pain in the foot, ankle, and leg
•	Evolve—The Experts in Weight Loss Surgery: promotion of surgical weight loss procedures
•	MIRI: promotion of women’s health related procedures
•	Onward Orthopedics: promotion of general orthopedics, sports medicine related to orthopedics

We do not directly provide medical services to patients; rather, we identify candidates for our branded procedures, educate these potential patients about the relevant procedure and direct those patients to affiliated physicians who diagnose and treat those patients at affiliated facilities. Through our Marketing Services segment, we have contractual relationships with facilities and physicians in several states.

We earn service fees from our partner facilities that, depending on the laws of the state in which a partner facility is located, are either charged as a flat monthly fee or are calculated based on a portion of the “facility fee” revenue generated by the partner facility for a given procedure.

Our revenues from physician-related services are, depending on the laws of the state in which a partner-physician practices, either earned directly from professional fees or through the purchase of accounts receivable. In Texas, we engage physicians through entities exempt from Texas corporate practice of medicine laws and that directly earn professional fees for partner-physician services and, in turn, pay partner-physicians a reasonable fee for rendering those professional services. In other states, we manage our partner-physicians’ practices and purchase the accounts receivable of those practices through accounts receivable purchase agreements.

Operating Environment

The Medical Service segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Services segment are from reimbursements to the Nobilis Facilities as “out-of-network” providers. This means the Nobilis Facilities are not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. The reimbursement to in-network providers, however, is typically far less than that paid to out of network providers. To a far lesser degree, the Nobilis Facilities earn fees from governmental payor programs such as Medicare. For the year-ended December 31, 2015, we derived approximately 0.4% of our Medical Services segment’s net revenues from governmental healthcare programs, primary Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays, coinsurance and deductibles.

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

Overall facility revenue depends on procedure volume, case mix, and payment rates of the respective payors.

The following table sets out the net patient service revenues, the number of procedures performed, and the net patient service revenue per procedure at each of the Nobilis Facilities for the years-ended December 31, 2015, and 2014:

	Net Patient Service Revenue				Net Patient Service Revenue
	($)(in thousands)		Number of Cases (1)		($) per Case (2)
Nobilis Facility	2015	2014	2015	2014	2015	2014

NHSC-H	$21,365	$22,052	1,900	1,402	$11,245	$15,729
KIRBY	12,047	12,933	4,100	3,760	2,938	3,440
MSID	20,780	31,339	2,303	1,831	9,023	17,116
NHSC-S	17,642	1,773	1,225	214	14,402	8,285
FNH	85,852	10,763	2,491	659	34,465	16,332
FNSC	5,035	1,444	1,697	450	2,967	3,209
HDSH	12,474	-	1,600	-	7,796	-
PSH	27,430	-	1,163	-	23,586	-
SLH	811	-	102	-	7,951	-
Total	203,436	80,304	16,581	8,316	12,269	9,657

Notes:

(1) This table refers to all cases performed, regardless of their contribution to net patient service revenue.
(2) Calculated by dividing net patient service revenues by the number of cases.

Seasonality of the Business

The surgical segment of the healthcare industry tends to be impacted by seasonality due because most benefit plans reset on a calendar year basis. As patients utilize and reduce their remaining deductible, surgical ASCs and hospitals typically experience an increase in volume throughout the year, with the biggest impact coming in the fourth quarter.

Our revenues for the three months ended December 31, 2014, represented 47% of 2014 annual revenues. Our revenues for the three months ended December 31, 2015, represented 40% of 2015 annual revenues. Historically, approximately 35% to 40% of our annual revenues have been recognized in the fourth quarter.

Same Center, Organic, and New Facility Growth–(Year ended December 31, 2015 and 2014)

In certain instances in this MD&A, we analyze growth and trends by bifurcating our business into “same center facilities” and “new facilities”. “Same center facilities” can be defined as any facility that has been acquired as of January 1, 2014. All other facilities are considered to be “new facilities” until the following year.

The Nobilis Facilities focus on a limited number of high-volume, non-emergency procedures, most of which are billed on an “out of network” basis. The case mix at each Nobilis Facility is a function of the clinical specialties of the physicians on the medical staff and the equipment and infrastructure at each facility. The Nobilis Facilities intend to continue to refine their case mix as opportunities arise. The following table sets forth the combined number of cases and procedures by medical specialty performed in 2015 and 2014 at the Nobilis Facilities:

MEDICAL SERVICES SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

	2015	2015%	2015	2015%	2014	2014%	2014	2014%
Specialty	Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	4,624	27.9%	15,186	38.6%	3,415	41.1%	13,246	51.1%
Musculoskeletal Interventions	644	3.9%	1,931	4.9%	18	0.2%	18	0.1%
Interventional Headache Procedure	170	1.0%	405	1.0%	-	0.0%	-	0.0%
Orthopedics	1,348	8.1%	2,702	6.9%	985	11.8%	2,808	10.8%
Spine	1,163	7.0%	1,524	3.9%	-	0.0%	-	0.0%
Podiatry	552	3.3%	1,679	4.3%	361	4.3%	1,800	6.9%
Gastro-intestinal	273	1.7%	455	1.1%	213	2.6%	295	1.1%
General Surgery	749	4.5%	1,565	4.0%	550	6.6%	1,205	4.6%
Plastic & Reconstructive	1,576	9.5%	3,680	9.4%	421	5.1%	752	2.9%
Bariatrics	3,925	23.7%	7,147	18.2%	1,591	19.1%	3,632	14.0%
Gynecology	898	5.4%	1,146	2.9%	134	1.6%	163	0.6%
Urology	19	0.1%	19	0.0%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	640	3.9%	1,880	4.8%	628	7.6%	2,019	7.9%

TOTAL	16,581	100.0%	39,319	100.0%	8,316	100.0%	25,938	100.0%

The following table for the Marketing Segment only includes cases generated through our marketing activities and performed at the non-Nobilis Facilities during the reporting period after the acquisition of Athas.

MARKETING SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

	2015	2015%	2015	2015%	2014	2014%	2014	2014%
Specialty	Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	489	39.7%	489	39.7%	178	42.0%	178	42.0%
Musculoskeletal Interventions	346	28.1%	346	28.1%	206	48.6%	206	48.6%
Interventional Headache Procedure	236	19.1%	236	19.1%	40	9.4%	40	9.4%
Spine	158	12.8%	158	12.8%	-	0.0%	-	0.0%
Gynecology	4	0.3%	4	0.3%	-	0.0%	-	0.0%

TOTAL	1,233	100.0%	1,233	100.0%	424	100.0%	424	100.0%

CONSOLIDATED SEGMENTS
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

	2015	2015%	2015	2015%	2014	2014%	2014	2014%
Specialty	Cases	Cases	Procedures	Procedures	Cases	Cases	Procedures	Procedures

Pain Management	5,113	28.7%	15,675	38.7%	3,593	41.1%	13,424	50.9%
Musculoskeletal Interventions	990	5.6%	2,277	5.6%	224	2.6%	224	0.8%
Interventional Headache Procedure	406	2.3%	641	1.6%	40	0.5%	40	0.1%
Orthopedics	1,348	7.6%	2,702	6.7%	985	11.3%	2,808	10.7%
Spine	1,321	7.4%	1,682	4.1%	-	0.0%	-	0.0%
Podiatry	552	3.1%	1,679	4.1%	361	4.1%	1,800	6.8%
Gastro-intestinal	273	1.5%	455	1.1%	213	2.4%	295	1.1%
General Surgery	749	4.2%	1,565	3.9%	550	6.3%	1,205	4.6%
Plastic & Reconstructive	1,576	8.8%	3,680	9.1%	421	4.8%	752	2.9%
Bariatrics	3,925	22.0%	7,147	17.6%	1,591	18.2%	3,632	13.8%
Gynecology	902	5.1%	1,150	2.9%	134	1.5%	163	0.6%
Urology	19	0.1%	19	0.0%	-	0.0%	-	0.0%
Ear, Nose, Throat (E.N.T.)	640	3.6%	1,880	4.6%	628	7.2%	2,019	7.7%

TOTAL	17,814	100.0%	40,552	100.0%	8,740	100.0%	26,362	100.0%

Notes:

(1)	The tables listed above are exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.
(2)

A procedure is defined as the actual surgery, or surgeries, that are performed on the date of service for each patient (case). Each case typically includes numerous procedures. We calculated the total number of procedures performed on a case, regardless of the fact that the same procedure may have been performed numerous times. These tables refer to all cases and procedures performed, regardless of their contribution to net patient service revenue.

Cases performed for the year-ended December 31, 2015, totaled 17,814, an increase of 9,074 cases or 103.8%, compared to 8,740 cases from the prior corresponding period. The Marketing segment generated 1,233 cases, representing an increase of 809 cases of the total increase. Cases at our same center facilities were 9,528, representing 2,326 of the total increase. Cases at our new facilities were 7,053, representing 5,939 of the total increase. The increase in both same and new facilities is a result of many factors including expanding our market programs, recruiting new physicians, and acquiring new facilities.

Our Procedure volume for the year-ended December 31, 2015, totaled 40,552, an increase of 14,190 or 53.8%, compared to 26,362 from the prior corresponding period. This large variance is strictly driven by larger overall case volumes due to the addition of acquired centers in comparison to the prior corresponding period. Since case reimbursement is based on case type, an increase or decrease in the number of procedures per case has no effect on reimbursement and net patient service revenue per case. Relative values associated with individual procedures help determine time allocation, difficulty of the procedure, associated costs, and appropriate reimbursement.

We receive payments for surgical procedures and related services from private health insurance plans, workers’ compensation, directly from patients, and from government payor plans. A substantial portion of net patient service revenues generated by the Nobilis Facilities is based on payments received from private (non-government) insurance plans. We receive a relatively small amount of revenue from Medicare. We also receive a relatively small portion of revenue directly from uninsured patients, who pay out of pocket for the services they receive. Insured patients are responsible for services not covered by their health insurance plans, deductibles, co-payments, and co-insurance obligations under their plans. The amount of these deductibles, co-payments, and coinsurance obligations has increased in recent years but does not represent a material component of the revenue generated by the Nobilis Facilities. The surgical center fees of the Nobilis Facilities are generated by the physician limited partners and the other physicians who utilize the Nobilis Facilities to provide services. The surgical center fees are billed and collected directly by the Nobilis Facilities.

Patient and net professional fees and contracted marketing revenues are reported as the estimated net realizable amounts from patients, third-party payors, and others for services rendered. Revenue is recognized upon the performance of the patient service. The amounts we actually collect from third-party payors, including private insurers, may vary for identical procedures performed. An additional factor in the determination of net patient service revenue is our payor mix, as between private health insurance plans, workers’ compensation, directly from patients, and from government payor plans. Management reviews and evaluates historical payment data, payor mix, and current economic conditions on a periodic basis and adjusts the estimated collections as a percentage of gross billings, which are used to determine net patient service revenue, as required based on final settlements and collections.

The following tables set out our comparable changes in revenue and case volume for the same and new facilities for the year-ended December 31, 2015 and 2014:

MEDICAL SERVICES SEGMENT
TOTAL REVENUE OF THE SAME CENTER NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

KIRBY	$12,047	$12,933	$(886)
NHSC-H	21,376	22,052	(676)
MSID	20,780	31,339	(10,559)
NHSC-S	17,642	1,773	15,869
NW	-	307	(307)
TOTAL	71,845	68,404	3,441

MEDICAL SERVICES SEGMENT
TOTAL REVENUE OF THE NEW NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

FNH	$85,852	$10,763	$75,089
FNSC	5,035	1,444	3,591
HDSH	12,474	-	12,474
PSH	27,430	-	27,430
SLH	811	-	811
PEAK-IOM	1,397	-	1,397
NOBILIS ANESTHESIA	680	-	680
FIRST ASSIST	206	-	206
TOTAL	133,885	12,207	121,678

MARKETING SEGMENT
TOTAL REVENUE OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

ATHAS	$23,486	$3,418	$20,068
TOTAL	23,486	3,418	20,068

CONSOLIDATED SEGMENTS
TOTAL REVENUE OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014
(In thousands of U.S. dollars)

Facility	2015 Revenue	2014 Revenue	Variance

KIRBY	$12,047	$12,933	$(886)
NHSC-H	21,376	22,052	(676)
MSID	20,780	31,339	(10,559)
NHSC-S	17,642	1,773	15,869
NW	-	307	(307)
FNH	85,852	10,763	75,089
FNSC	5,035	1,444	3,591
HDSH	12,474	-	12,474
PSH	27,430	-	27,430
SLH	811	-	811
PEAK-IOM	1,397	-	1,397
NOBILIS ANESTHESIA	680	-	680
ATHAS	23,486	3,418	20,068
FIRST ASSIST	206	-	206
TOTAL	229,216	84,029	145,187

MEDICAL SERVICES SEGMENT
TOTAL CASES OF THE SAME CENTER NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

Facility	2015 Cases	2014 Cases	Variance

KIRBY	4,100	3,760	340
NHSC-H	1,900	1,402	498
MSID	2,303	1,831	472
NHSC-S	1,225	214	1,011
TOTAL	9,528	7,207	2,321

MEDICAL SERVICES SEGMENT
TOTAL CASES OF THE NEW NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

Facility	2015 Cases	2014 Cases	Variance

FNH	2,491	659	1,832
FNSC	1,697	450	1,247
HDSH	1,600	-	1,600
PSH	1,163	-	1,163
SLH	102	-	102
TOTAL	7,053	1,109	5,944

MARKETING SEGMENT
TOTAL CASES OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

Facility	2015 Cases	2014 Cases	Variance

ATHAS	1,233	424	809
TOTAL	1,233	424	809

The following tables set out the contract mix of cases performed that were in network (“INN”) compared to cases performed that were out of network (“OON”) at our Medical Services segment, Marketing segment, and on a consolidated basis for the years-ended December 31, 2015 and 2014. This information is not intended to provide a comprehensive comparison of financial results, as reimbursements by insurance carriers vary depending on deductibles, plan coverage, and cases performed. The Company is currently INN with United Healthcare and Cigna at the Kirby Surgical Center and INN with BlueCross BlueShield, Cigna, United Healthcare, and Aetna at the Hermann Drive Surgical Hospital.

MEDICAL SERVICES SEGMENT
INN – OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

Contract Network Type	2015 Contract Mix	2014 Contract Mix

Out of Network	87.2%	87.1%
In Network	12.8%	12.9%
TOTAL	100.0%	100.0%

MARKETING SEGMENT
INN – OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

Contract Network Type	2015 Contract Mix	2014 Contract Mix

Out of Network	15.4%	33.9%
In Network	84.6%	66.1%
TOTAL	100.0%	100.0%

CONSOLIDATED SEGMENTS
INN – OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

Contract Network Type	2015 Contract Mix	2014 Contract Mix

Out of Network	82.1%	84.8%
In Network	17.9%	15.2%
TOTAL	100.0%	100.0%

Despite new acquisitions of OON facilities, the Company continues to implement strategies to blend both INN and OON cases. For the year-ended December 31, 2015, we saw an increase shift towards INN cases based on our total cases performed compared to the corresponding period in 2014.

The following tables set out the payer mix at our Medical Services segment, Marketing Segment, and on a consolidated basis for the years-ended December 31, 2015 and 2014. This information is not intended to provide a comprehensive comparison of financial results, as reimbursements by insurance carriers vary depending on deductibles, plan coverage, and cases performed.

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.5%	97.0%
Workers compensation	4.1%	2.3%
Medicare	0.4%	0.7%
Total	100.0%	100.0%

MARKETING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	100.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	100.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.6%	97.1%
Workers compensation	4.0%	2.2%
Medicare	0.4%	0.7%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGE OF TOTAL REVENUES
FOR THE YEARS-ENDED DECEMBER 31, 2015 AND 2014

	Years ended December 31,
	2015	2014

Revenues:	100%	100%

Operating expenses:
Salaries and benefits	17.8%	14.2%
Drugs and supplies	16.3%	13.4%
General and administrative	34.6%	37.8%
Bad debt expense	1.6%	0.0%
Amortization	2.0%	1.8%
Total operating expenses	72.3%	67.2%

Corporate costs:
Salaries and benefits	2.9%	2.8%
General and administrative	9.9%	5.3%
Legal expenses	1.1%	0.1%
Amortization	0.1%	0.1%
Total corporate costs	14.0%	8.3%

Income from operations	13.7%	24.5%

Other expense (income):
Change in fair value of warrant and stock option liabilities	-3.9%	4.4%
Interest expense	0.7%	0.3%
Bargain purchase gain	-0.8%	0.0%
Other expense (income), net	0.0%	0.0%
Total other expense (income)	-4.0%	4.7%

Income before income taxes and noncontrolling interests	17.7%	19.8%

Income tax expense	0.8%	0.6%
Income tax benefit	-10.9%	0.0%
Net income	27.8%	19.2%

Net income attributable to noncontrolling interests	5.7%	15.6%
Net income attributable to Nobilis Health Corp.	22.1%	3.6%

Revenues

Total revenues for the year-ended December 31, 2015, totaled $229.2 million, an increase of $145.2 million or 172.9%, compared to $84.0 million from the prior corresponding period. The Marketing segment accounted for $20.1 million of the increase, while the Medical Services segment increased by $125.1 million, or 155.2% compared to $80.6 million from the prior corresponding period. Same center facilities growth represented $3.4 million of the year-ended 2015 increase, while the remaining $121.7 million is attributable to newly acquired facilities.

Operating Salaries and Benefits

Operating salaries and benefits for the year-ended December 31, 2015, totaled $40.8 million, an increase of $28.9 million or 242.9%, compared to $11.9 million from the prior corresponding period. The Marketing segment accounted for $10.1 million of the increase, while the Medical Services segment increased by $18.8 million, or 157.5% . Staffing costs at newly acquired facilities accounted for $17.8 million of the Medical Service segment’s increase, while the remaining $1.0 million increase is attributable to additional staffing at same center facilities driven by increased case volumes. Operating salaries and benefits as a percent of revenues increased to 17.8% compared to 14.2% in the prior corresponding period. The increase was a result of higher staffing needs at newly acquired hospitals.

Medical supplies

Drugs and medical supplies expense for the year-ended December 31, 2015, totaled $37.4 million, an increase of $26.1 million or 231.0%, compared to $11.3 million from the prior corresponding period. The Marketing segment accounted for $1.2 million of the increase, while the Medical Services segment increased by $24.9 million, or 224.2% . Medical supplies costs at newly acquired facilities accounted for $22.4 million of the increase with the remaining $2.5 million attributable to same center growth. Drugs and medical supplies as a percent of revenues increased to 16.3% compared to 13.4% from the prior corresponding period. The increase was a result of lower operating margins at a newly acquired hospital.

Operating General and Administrative

Operating general and administrative expense for the year-ended December 31, 2015, totaled $79.4 million, an increase of $47.6 million or 149.7%, compared to $31.8 million from the prior corresponding period. The Marketing segment accounted for $2.5 million of the increase. The remaining $45.1 million increase is related to the Medical Services segment. Newly acquired facilities contributed to $29.0 million of the increase and same center facilities contributed to $16.1 million of the increase. The $45.1 million increase in the Medical Services segment is due to an increase in marketing expenses, physician contracting, general infrastructure development, such as rent, telecommunication, travel, and consulting, and an increase in operations associated with the newly acquired and same center medical services facilities. For the year-ended December 31, 2015, marketing expenses allocated to the Medical Services segment increased by $21.0 million to $27.0 million, compared to $6.0 million from the prior corresponding period. The increase in marketing expenses is related to our purchase of Athas in December 2014, the creation of our Marketing business segment, and strategic growth initiatives including our bariatric, spine, podiatry, and gynecological brands. For the development of the marketing programs, the Company enters into independent contractor agreements with physicians to provide services to the Company. These services include administrative, management, and marketing services. For the year-ended December 31, 2015, this expense increased by $1.8 million to $5.8 million, compared to $4.0 million from the prior corresponding period. Expenses related to general infrastructure development for same center and newly acquired facilities increased by $4.8 million to $8.4 million in 2015, compared to $3.6 million in 2014.

In addition, operating general and administrative expenses contained revenue cycle management expenses. From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of December 31, 2015 and 2014, there remained a balance of $0.3 million and $0.9 million, respectively, in transferred receivables pursuant to the terms of the original agreement. The Company, from time to time, transfers to the third party certain of its accounts receivable payments on a non-recourse basis. For the year-ended December 31, 2015 and 2014, the Company received advanced payments of $1.7 million and $1.0 million, respectively. During the same time period, the Company transferred $7.6 million and $7.3 million of receivables, respectively. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.

The remaining $17.2 million increase in operating general and administrative expense for the year-ended December 31, 2015 is due to an increase in operations associated with newly acquired facilities and same center growth consisting of a $15.1 million increase in operations associated with newly acquired facilities, and a $2.1 million increase in operations associated with same center growth.

Bad Debt Expense

Bad Debt Expense for the year-ended December 31, 2015, totaled $3.6 million, an increase of the same amount compared to the prior corresponding period. The Company recorded bad debt expense of $2.8 million at the new Marketing Segment due to a medical center in Dallas, Texas that filed Chapter 11 in 2015.

Depreciation

Depreciation for the year-ended December 31, 2015, totaled $4.5 million, an increase of $3.0 million or 200.0%, compared to $1.5 million from the prior corresponding period. This increase is primarily due to an increase in property and equipment from newly acquired facilities.

Corporate Costs

To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs for the year-ended December 31, 2015, totaled $31.8 million, an increase of $24.8 million or 354.3%, compared to $7.0 million from the prior corresponding period. The increase was primarily attributable to additional corporate staff to support growth, legal expenses related to mergers and acquisitions, and non-cash compensation. Corporate salaries and benefits for the year-ended December 31, 2015, totaled $6.6 million, an increase of $4.2 million or 175.0%, compared to $2.4 million from the prior corresponding period. Legal expenses for the year-ended December 31, 2015, totaled $2.4 million, an increase of $2.3 million or 2,300.0%, compared to $0.1 million from the prior corresponding period. The increase in legal expenses was attributable to mergers and acquisitions, costs incurred due to restatement of financial statements and litigation expenses. The Company incurred non-recurring expenses that totaled $2.0 million comprised of a $0.8 million legal settlement and $1.2 million for costs associated with financial restatements. Non-cash compensation for the year-ended December 31, 2015, totaled $13.1 million, an increase of $11.2 million or 600.1%, compared to $1.9 million from the prior corresponding period. The increase in non-cash compensation is attributable to an accelerated vesting of senior executive share-based compensation related to a change of positions within the Company and additional stock-based compensation granted to the Company’s Chief Executive Officer.

Other expense (Income)

For the year-ended December 31, 2015, the Company recognized $9.0 million of income comprised of $1.7 million in bargain purchase gains, $1.6 million in interest expense, $0.1 million in other income expense, and $9.0 million in the change in value of warrant and option liabilities (including the effect of additional issuances and exercises of such instruments). Under ASC 815-40, the Company must classify as derivative liabilities, warrants and options issued in private placements and certain options issued to non-employees once the award’s performance conditions are satisfied. Once recorded as liabilities, the warrants and options must be revalued each quarter with changes in their valuation reflected in earnings.

These are non-cash adjustments determined utilizing Black Scholes pricing models. Assumptions used in these models are disclosed in Note 19 to the financial statements included in Item 8. The most significant input in these models is the Company’s current stock price at the valuation date. The outstanding warrants and options generally have significant intrinsic value arising since their issuance. As such, further increases in our stock price will cause additional expense recognition. Alternatively, decreases in our stock price will cause additional income recognition.

Noncontrolling Interests

Net income attributable to non-controlling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

Balance Sheet

The Company experienced material variances in certain balance sheet accounts as discussed herein.

Trade Accounts Receivable, net

Accounts receivable as of December 31, 2015, totaled $92.6 million, an increase of $52.1 million or 128.6%, compared to $40.5 million from the prior corresponding period. The increase is a result of case volume increasing 9,074 cases, or 103.8%, from 8,740 for the year-ended December 31, 2014 to 17,814 for the year-ended December 31, 2015.

Property and Equipment, net

Property and equipment as of December 31, 2015, totaled $35.3 million, an increase of $26.2 million or 287.9%, compared to $9.1 million from the prior corresponding period. The increase is a result of the following 2015 acquisitions: $10.0 million attributable to PSH; $4.6 million attributable to HDSH; $13.2 million attributable to SLH.

Trade Accounts Payable

Trade accounts payable as of December 31, 2015, totaled $23.4 million, an increase of $12.9 million or 122.9%, compared to $10.5 million from the prior corresponding period. The increase is a result of the following 2015 acquisitions: $3.1 million attributable to PSH; $6.2 million attributable to HDSH; $1.9 million attributable to SLH.

Accrued Liabilities

Accrued liabilities as of December 31, 2015, totaled $16.6 million, an increase of $8.0 million or 93.0%, compared to $8.6 million from the prior corresponding period. The increase is a result of the following 2015 acquisitions: $2.4 million attributable to PSH; $2.1 million attributable to HDSH; $0.6 million attributable to SLH.

Goodwill

Goodwill increased due to the following activities from December 31, 2014 through December 31, 2015: ($0.7) million for deconsolidation of certain imaging centers that were previously controlled by the Company; $16.0 million for acquisition of a Houston hospital; $1.0 million for acquisition of a nerve monitoring company; $6.9 million for the acquisition of a Scottsdale hospital. The goodwill account increased to $44.8 million as of December 31, 2015.

Liquidity, Capital Resources and Financial Condition

Liquidity refers to an entity’s ability to meet its financial obligations and commitments as they become due. We are dependent upon cash generated from our operations, which is the major source of financing for our operations and for meeting our contractual obligations.

Cash and cash equivalents at December 31, 2015 and December 31, 2014 were $15.7 million and $7.6 million, respectively. For the year ended December 31, 2015, we experienced an increase in operating cash flows, net of noncontrolling interests, of approximately $2.7 million, primarily attributable to increased case volumes at same center operations and the newly acquired hospitals and ASC.

As of December 31, 2015, the Company had consolidated net working capital of $63.7 million compared to $22.4 million in the corresponding period of 2014. The increase is primarily due to an increase in accounts receivable of $52.1 million. Net cash provided by operating activities for 2015 was $6.7 million compared to $4.0 million in 2014. The cash impact from the aforementioned operating results will largely be seen during the first quarter of 2016.

In August 2014, the Company elected to accelerate the expiry date of the common share purchase warrants originally issued by Nobilis as part of the 2013 Private Placement. Nobilis received total gross proceeds of C$3.2 million from the exercise.

In September 2014, the Company issued, through a private placement agreement, 5,568,400 Units, at a price of C$1.30 per Unit. Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of C$1.80. As part of the private placement, the Company also granted 389,788 options to the underwriter at a price of C$1.37 (the "2014 Private Placement"). Through the 2014 Private Placement, the Company raised $6.1 million, net of offering costs and commissions of $0.4 million.

We have a $25 million debt financing facility with Healthcare Financial Services, LLC (the successor in interest to General Electric Capital Corporation). Pursuant to the Credit Agreement and ancillary agreements (collectively, the “Loan Agreement”), the term loan bears interest at a rate of 4% plus LIBOR per annum and amortizes over 20 years with required quarterly payments of principal and interest until the loan matures in March 2020. The revolving loan also bears interest at a rate of 4% plus LIBOR per annum and amounts borrowed under the revolver may be repaid and re-borrowed periodically with a maturity of March 2020. The credit facility is collateralized by the accounts receivable and physical equipment of all 100% owned subsidiaries as well as the Company’s ownership interest in all less-than-wholly owned subsidiaries.

As of December 31, 2015, we were not in compliance with the covenants of the Loan Agreement related to: prompt joinder of newly created or acquired Subsidiaries of Credit Parties; secured Capital Lease Obligations not to exceed $1,000,000; the creation of intercompany debt and failure to pledge such debt to HFS, and the requirement to timely notify HFS of certain commercial tort claims. We entered into the Fourth Amendment to Credit Agreement dated as of March 11, 2016 among Northstar Healthcare Acquisitions, L.L.C. and Healthcare Financial Solutions, LLC (as successor in interest to General Electric Capital Corporation), amending among other things certain of our covenants under the Loan Agreement, the effect of which brought us back into compliance with our covenants, and the Waiver Letter on March 11, 2016, waiving our previous non-compliance as described above. As of March 11, 2016, were in compliance with our covenants under the Loan Agreement.

In May 2015, we issued, through a private placement agreement, 7,847,668 Units, at a price of Cdn$9.00 per Unit. Proceeds to the Company as a result of the private placement were $28.4 million, net of offering costs and commissions of $1.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources other than operating leases disclosed in Note 15 included in Part II, Item 8—Financial Statements and Supplementary Data of this Annual Report.

Critical Accounting Policies

Our accounting policies are described in the notes of our consolidated financial statements included in Part II, Item 8—Financial Statements and Supplementary Data of this Annual Report. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Principles of Consolidation

We consolidate entities in which we have a controlling financial interest, or in subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights and, in the case of variable interest entities (VIEs), with respect to which the Company is determined to be the primary beneficiary. In the process of determining whether a particular entity should be consolidated, we apply judgment in a number of areas, as described below, and application of judgment in these areas and others can influence our decision to consolidate a particular legal entity. Such areas of judgment include:

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

If we determine that we do not hold a controlling financial interest in a particular entity, we then consider the level of our investment and the extent to which we have rights to influence operating and financial policies of that entity to determine whether our investment in it should be accounted for using the equity method or the cost method of accounting.

Such assessments often involve significant application of judgment and, depending on materiality of our investment in a particular entity, a decision to consolidate or utilize equity method or cost method of accounting can have a material effect on our reported financial condition, results of operations and cash flows.

For entities that we do consolidate, we present ownership interests in subsidiaries held by noncontrolling parties in our consolidated financial statements as noncontrolling interests, and such interests may be classified in our consolidated balance sheet as liabilities (if equity interests held by noncontrolling parties are mandatorily redeemable by our subsidiary), temporary equity (for contingently redeemable interests) or permanent equity (for non-redeemable interests). These determinations can be complex and require thorough understanding of terms, conditions and rights associated with interests held by noncontrolling parties, as well as judgments about whether such rights are substantive. To the extent redemption features are contingent on specified events occurring, we must also assess, every reporting period, whether such events are probable of occurring as of the balance sheet date. Based on our analysis to date, all of noncontrolling interests in our consolidated subsidiaries are either contingently redeemable (and are classified between equity and liabilities, in temporary equity), or do not contain redemption provisions. For contingently redeemable noncontrolling interests, we determined that none of the events causing the redemption rights of noncontrolling parties to be exercisable were probable of occurring as of the balance sheet dates. Should we reach a different conclusion in future periods, it will affect how we measure these interests and may also affect their classification. For example, if any of these contingently redeemable rights become exercisable by noncontrolling parties holding them, we would be required to reclassify the noncontrolling interest balances to liabilities and remeasure them at estimated redemption value each period until they are redeemed.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase consideration over the estimated fair value of the net assets (including separately identifiable intangible assets) of acquired businesses. The Company has two reporting units to which goodwill was allocated. As of December 31, 2015, the carrying amount of goodwill was $44.8 million, $19.0 million of which was allocated to our marketing and factoring segment and $25.8 million to our medical services segment. In addition, the carrying amount of identifiable intangible assets was $19.6 million, $14.2 million of which was associated with the marketing and factoring segment. Our intangible assets included $6.2 million of intangibles with indefinite lives, which relate to acquired trademarks, tradenames and Medicare license, and $13.4 million of amortizing intangibles associated with acquired trade secret methodology, physician relationships, non-compete agreements, internally developed software and an unfavorable lease liability.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is now effective for annual reporting periods beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation – Stock Compensation” that provides amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance applies to share-based employee compensation awards that include a performance target that affects vesting when the performance target can be achieved after the requisite service period. These targets are to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect adoption will have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The guidance must be applied using one of two retrospective application methods and will be effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company does not expect adoption will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under the former accounting standards, such costs were recorded as an asset. On August 18, 2015, the FASB clarified that the guidance in ASU No. 2015-03 does not apply to line-of-credit arrangements. Accordingly, companies may continue to present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. This new guidance is effective for annual reporting periods beginning after December 15, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires inventory measured using the FIFO or average cost methods to be subsequently measured at the lower of cost and net realizable value. The new guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company is currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item. We were previously a smaller reporting company under applicable SEC rules and regulations and determined pursuant to such rules and regulations that we no longer qualify as a smaller reporting company as of our June 30, 2015 determination date, at which time we met the definition of an “accelerated filer.” In accordance with Item 10(f)(2)(i) of Regulation S-K, we are permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. We will be transitioning to the disclosure requirements applicable to accelerated filers beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nobilis Health Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Nobilis Health Corp. (the “Company”) as of December 31, 2015 and the related consolidated statements of earnings, changes in equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobilis Health Corp. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Dallas, Texas

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Nobilis Health Corp.

We have audited the accompanying consolidated balance sheets of Nobilis Health Corp. and subsidiaries (collectively, the “Company”) as of December 31, 2014, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position the Company as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Calvetti Ferguson P.C.

Houston, Texas
April 2, 2015 (January 12, 2016 as to Notes 1, 3, 17, 19 and 24)

Nobilis Health Corp.
Consolidated Balance Sheets
December 31, 2015 and 2014
(In thousands)

	December 31,	December 31,
	2015	2014

Assets
Current Assets:
Cash	$15,666	$7,568
Trade accounts receivable, net	92,569	40,461
Medical supplies	4,493	1,412
Prepaid expenses and other current assets	2,789	3,554
Total current assets	115,517	52,995
Property and equipment, net	35,303	9,087
Intangible assets, net	19,619	19,888
Goodwill	44,833	21,589
Deferred tax asset	25,035	-
Other long-term assets	1,720	1,773
Total Assets	$242,027	$105,332
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$23,381	$10,528
Accrued expenses	16,648	8,558
Lines of credit	-	5,420
Subordinated notes payable	-	635
Current portion of warrant and stock option derivative liabilities	332	300
Current portion of long-term debt	1,243	3,437
Current portion of capital leases	5,193	257
Other current liabilities	5,025	1,508
Total current liabilities	51,822	30,643
Long-term capital leases, net of current portion	13,654	573
Lines of credit	3,000	-
Long-term debt, net of current portion	21,469	10,582
Warrant and stock option derivative liabilities, net of current portion	2,619	6,357
Other long-term liabilities	3,386	508
Total liabilities	95,950	48,663
Commitments and Contingencies (Note 25)
Contingently redeemable noncontrolling interest	12,225	12,867
Shareholders' Equity:
Common stock (no par value; authorized unlimited shares, 73,675,979 and 59,418,227 shares issued and outstanding, respectively)	-	-
Additional paid in capital	211,827	176,356
Accumulated deficit	(85,491)	(136,687)
Total shareholders’ equity attributable to Nobilis Health Corp.	126,336	39,669
Noncontrolling interests	7,516	4,133
Total shareholders' equity	133,852	43,802
Total Liabilities and Shareholders' Equity	$242,027	$105,332

The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Earnings
Years-Ended December 31, 2015 and 2014
(In thousands, except earnings per share)

	Year ended December 31,
	2015	2014

Revenues:
Patient and net professional fees	$209,446	$80,917
Contracted marketing revenues	13,106	2,171
Factoring revenues	6,664	941
Total revenue	229,216	84,029
Operating expenses:
Salaries and benefits	40,845	11,933
Drugs and supplies	37,365	11,295
General and administrative	79,422	31,792
Bad debt expense	3,557	-
Depreciation and amortization	4,531	1,503
Facility operating expenses	165,720	56,523
Corporate costs:
Salaries and benefits	6,597	2,386
General and administrative	22,648	4,449
Legal expenses	2,445	66
Depreciation	156	114
Total corporate costs	31,846	7,015
Income from operations	31,650	20,491
Other (income) expense:
Change in fair value of warrant and stock option derivative liabilities	(8,985)	3,721
Interest expense	1,597	288
Bargain purchase gain	(1,733)	-
Other expense, net	34	32
Total other (income) expense	(9,087)	4,041
Income before income taxes and noncontrolling interests	40,737	16,450
Income tax expense	1,839	480
Income tax benefit	(25,035)	-
Net income	63,933	15,970
Net income attributable to noncontrolling interests	13,093	13,077
Net income attributable to Nobilis Health Corp.	$50,840	$2,893
Net income per basic common share	$0.76	$0.06
Net income per fully diluted common share	$0.68	$0.06
Weighted average shares outstanding (basic)	67,015,387	46,517,815
Weighted average shares outstanding (fully diluted)	75,232,783	47,720,569

The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Changes in Equity
Years-Ended December 31, 2015 and 2014
(In thousands, except share amounts)

	Common Stock
					Equity Attributable
		Additional Paid In		Equity Attributable to	to Noncontrolling
	Shares	Capital	Accumulated Deficit	Nobilis Health	Interests	Total Equity

BALANCE — January 1, 2014	42,729,547	$148,128	$(139,580)	$8,548	$3,491	$12,039
Net income	-	-	2,893	2,893	3,833	6,726
Proceeds from private equity offering	5,568,400	3,956	-	3,956	-	3,956
Sale of ownership interest in subsidiary	-	705	-	705	-	705
Purchase of investment	431,711	490	-	490	-	490
Consolidation of investment	-	-	-	-	522	522
Acquisition of Athas	6,666,666	16,239	-	16,239	-	16,239
Distributions to noncontrolling interests	-	-	-	-	(3,713)	(3,713)
Foreign currency translation adjustment	-	-	-	-	-	-
Vesting of restricted stock	215,896	-	-	-	-	-
Exercise of stock warrants	3,206,007	4,797	-	4,797	-	4,797
Exercise of stock options	600,000	166	-	166	-	166
Share-based compensation, net	-	1,875	-	1,875	-	1,875
BALANCE — December 31, 2014, restated	59,418,227	$176,356	$(136,687)	$39,669	$4,133	$43,802

Net income	-	$-	$50,840	$50,840	$2,226	$53,066
Deconsolidation of investment	-	(613)	356	(257)	307	50
Proceeds from private equity offering	4,029,668	15,598	-	15,598	-	15,598
Acquisition of Peak	89,749	650	-	650	-	650
Acquisition of Scottsdale Liberty	-	-	-	-	1,532	1,532
Athas settlement	3,830,638	(5,685)	-	(5,685)	-	(5,685)
Measurement period adjustments	-	-	-	-	2,807	2,807
Distributions to noncontrolling interests	-	-	-	-	(3,489)	(3,489)
Foreign currency translation adjustment	-	-	-	-	-	-
Vesting of restricted stock	2,725,000	-	-	-	-	-
Reclassification of vested non-employee stock options	-	(1,531)		(1,531)	-	(1,531)
Exercise of stock warrants	3,134,909	13,392	-	13,392	-	13,392
Exercise of stock options	447,788	521	-	521	-	521
Share-based compensation, net	-	13,139	-	13,139	-	13,139
BALANCE — December 31, 2015	73,675,979	$211,827	$(85,491)	$126,336	$7,516	$133,852

The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Cash Flows
Years-Ended December 31, 2015 and 2014
(In thousands)

	Year ended December,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,933	$15,970
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,687	1,616
Provision for bad debts	3,557	-
Share-based compensation	13,139	1,875
Change in fair value of warrant and stock option derivative liabilities	(8,985)	3,721
Deferred income taxes	(25,035)	-
Impairment charges	1,622	-
Recoupment Indemnified expenses	(1,700)	-
Gain on sale of fixed asset	-	(39)
Gain on bargain purchase of a business	(1,733)	-
Amortization of deferred financing fees	99	-
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	(51,673)	(20,958)
Medical supplies	(1,469)	(27)
Prepaids and other current assets	6,966	(2,799)
Other long-term assets	(402)	466
Trade accounts payable and accrued liabilities	925	2,841
Other current liabilities	3,441	1,340
Other long-term liabilities	(657)	(8)
Net cash provided by operating activities	6,715	3,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,380)	(2,023)
Investment in associate	(138)	(150)
Note receivable	(197)	-
Purchase of interest acquired in subsidiary	-	(346)
Proceeds of sale of property and equipment	-	39
Proceeds of sale of ownership interests in subsidiary	-	705
Acquisition of Athas	-	(3,000)
Acquisition of Hermann Drive, net of cash acquired	(1,436)	-
Acquisition of Peak, net of cash acquired	(850)	-
Acquisition of Marsh Lane, net of cash acquired	(1,299)	-
Acquisition of Scottsdale Liberty	(3,180)	-
Deconsolidation of imaging centers and urgent care clinic	(166)	-
Net cash used for investing activities	(11,646)	(4,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to non controlling interests	(14,998)	(6,559)
Proceeds from exercise of stock options	521	166
Proceeds from exercise of stock warrants	4,342	3,188
Proceeds from private placement	28,395	6,100
Payments on capital lease obligations	(1,565)	(77)
Proceeds from line of credit	4,500	1,300
Payments on line of credit	(6,920)	-
Proceeds from debt	20,000	-
Payments of debt	(20,584)	(1,375)
Deferred financing fees	(662)	-
Net cash provided by financing activities	13,029	2,743

NET INCREASE IN CASH	8,098	1,966
CASH — Beginning of year	7,568	5,602
CASH — End of year	$15,666	$7,568

The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts and as otherwise noted)

1. Company Description

Nobilis Health Corp. (“Nobilis” or the “Company”) was incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act. On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. The Company owns and manages health care facilities in the States of Texas and Arizona, consisting primarily of ambulatory surgery centers and acute-care and surgical hospitals. In 2014, through its acquisition of Athas Health, LLC (“Athas”), the Company expanded its service offering within the health care industry to contracted marketing and accounts receivable factoring.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights and, in the case of variable interest entities (“VIEs”), with respect to which the Company is determined to be the primary beneficiary.

Noncontrolling Interests - Noncontrolling interests represent third-party equity ownership in certain of our consolidated subsidiaries and are presented as a component of equity, unless the noncontrolling interest holders have certain redemption rights, in which case the carrying amount of such interests is classified as contingently redeemable (between liabilities and equity) or, for mandatorily redeemable noncontrolling interests, in liabilities. See Note 21 in these Financial Statements for further discussion of noncontrolling interests. As of December 31, 2015 and 2014 and during the periods then ended, no equity interests held by noncontrolling interest holders were mandatorily redeemable.

Variable Interest Entities - VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that, as a group, do not have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the entity’s losses, or the right to receive the entity’s residual returns. We consolidate a VIE when we are the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 21 for additional disclosures related to entities determined to be VIEs.

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

Estimates most consequential to our consolidated financial statements are in the area of revenue recognition. Because a significant portion of our net patient service revenue is associated with services provided on out-of-network basis, with no contractually agreed-upon reimbursement rates from third-party payors, revenues expected to be realized are estimated based on our historical experience with allowable charges by a given payor for the specific service performed. These estimates are subject to ongoing monitoring and adjustment based on actual experience with final settlements and collections.

Other significant estimates include estimates of fair values which management formulates in connection with valuation of assets and liabilities acquired in business combinations and impairment tests of goodwill, intangible assets, property, and certain investments and financial instruments; estimates of useful lives of our property and intangible assets; as well as realizable amounts of accounts receivable and deferred tax assets.

Revenue Recognition

Patient and Net Professional Fees - Patient and net professional fees are reported at the estimated net realizable amounts from third-party payors, patients and others for services rendered at the health facilities we operate and consist primarily of fees for the use of our facilities. Such revenues are recognized when the ultimate collection is estimable and reasonably assured, which typically is when the related medical procedures are performed. Net patient revenues are stated at the ultimate amounts expected to be collected (net of any patient discounts and contractual and other adjustments of third-party payors). Our revenues exclude any amounts billed for physicians’ services, which are billed separately by the physicians to the patient or third-party payor.

The amounts actually collected by the Company from third-party payors, including private insurers vary among payors, even for identical medical procedures. As such, in estimating net patient service revenues, management evaluates payor mix, (among private health insurance plans, workers’ compensation insurers, government payor plans and patients), historical settlement and payment data for a given payor and type of medical procedure, and current economic conditions and revises its revenue estimates as necessary in subsequent. For services subject to contracted rates with third-party payors, revenues are recognized net of applicable contractual adjustments.

Contracted Marketing Revenues - Contracted marketing revenue is comprised of payments from hospitals, ASC’s and other ancillary service providers through marketing services agreements. The services include licensing, marketing, patient intake, and upfront education services. Revenue is recognized on a gross basis upon the performance of the marketing service and corresponding medical procedure when ultimate collection is measurable and reasonably assured.

Factoring Revenues - Factoring revenues represent revenues generated from certain accounts receivables purchased from third parties (typically, practicing physicians) in the ordinary course of business. Purchase price is determined either by a flat fee per medical procedure (reflecting a discount to the face amount of the receivable), as dictated per the agreement, or as a percentage of final collections. At the time of purchase, Nobilis acquires the right to collect the full amount of the receivable and assumes all associated financial risk. Costs related to billings and collections are borne by the Company, without any recourse to the third party seller and reflected as a component of operating expenses. Factoring revenues represent the excess of collections of purchased receivables over their acquisition cost and are recognized over the period from purchase to collection.

Advertising and Marketing Costs

Advertising costs are expensed as they are incurred. Advertising expense for the years ended December 31, 2015 and 2014 was $35.0 million and $9.9 million, respectively. The Company utilizes many media outlets for marketing to patients which include internet, TV, radio, print, seminar and billboard advertising. Advertising and marketing expense is recorded within both the operating expenses: general and administrative and corporate costs: general and administrative line items within the consolidated statements of earnings.

Cash

We maintain our cash in bank deposit accounts that at times may exceed federally insured limits. At December 31, 2015 and 2014, our cash deposits exceeded such federally insured limits. We have not experienced any losses in such accounts, and we believe we are not exposed to any significant credit risks on cash.

Trade Accounts Receivable, net

Trade accounts receivable, net consists of net patient service revenues and factoring revenues recorded at their net realizable amounts, while contracted marketing revenues are recognized at the fees due from the facilities for marketing services performed pursuant to governing contractual arrangements.

On a periodic basis, we evaluate receivables based on the age of the receivable, history of past collections and current credit and economic conditions and adjust the carrying amount accordingly. An account is written off when it is determined that all collection efforts have been exhausted. The Company does not accrue finance or interest charges on accounts receivable. An allowance for uncollectible patient receivables balances, including receivables from non-partner surgeons, is maintained at a level which the Company believes is adequate to absorb probable credit losses.

Medical Supplies

Medical supplies consist of various surgical supplies and medications and are carried at the lower of cost or market on the first-in, first-out method. The market value of inventories is determined based on the estimated selling price in the ordinary course of business less the estimated costs of sale, and a reasonable profit margin based on the effort required to sell the inventories. The Company had no write-downs in the carrying amounts of medical supplies inventories for the years ended December 31, 2015 or 2014.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Property under capital leases and the related obligation for future lease payments are initially recorded at an amount equal to the lesser of fair value of the property and equipment or the present value of the future lease payments. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to expense when incurred.

We evaluate our long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows expected to arise from their use and ultimate disposition. If the estimated future undiscounted cash flows are lower than the carrying amount of the assets, we determine the amount of impairment, if any, as the excess of the carrying amount of the long-lived asset over its estimated fair value. The fair value of the assets is estimated based on appraisals, established market values of comparable assets or internal estimates of discounted future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. They require our subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility and presume stable, improving or, in some cases, declining results at our medical facilities, depending on their specific operating circumstances.

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

Goodwill and Intangibles

Goodwill represents the excess of the cost of an acquired business over the acquisition-date fair value of the net identifiable assets acquired. Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. Such review is performed at the reporting unit level, whereby goodwill balances and identifiable assets and liabilities are assigned to a reporting unit to which they relate. For this purpose, the Company currently has two reporting units which are aligned with its business segments.

The Company’s goodwill evaluation for each reporting unit is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying amount. The Company assesses qualitative factors to determine if the fair value of its reporting units is more likely than not to exceed its carrying amount, including goodwill. In the event the Company determines that it is more likely than not that a reporting unit’s fair value is lower than its carrying amount, quantitative testing is performed comparing carrying amount of the reporting unit to estimated fair value. Fair value estimates are based on appraisals, established market prices for comparable assets or internal estimates of discounted future net cash flows. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying amount exceeds the fair value, an impairment charge is recognized for the excess of the carrying amount of goodwill over its implied fair value.

Indefinite-lived intangible assets consisting of trade names, trademarks, and Medicare and hospital licenses, are not amortizable; however, are evaluated for impairment on an annual basis. Intangible assets subject to amortization, which consist of non-compete agreements, lease contract intangibles, internally developed software, trade secret methodology and physician relationships, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over a period of five to 20 years depending on the asset’s useful life.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates include the Company’s investments in non-marketable equity securities that do not represent a controlling financial interest in the investee. Such investment balances are included in the Company’s consolidated balance sheets in Other long-term assets, and include investments accounted for using the equity and the cost method of accounting. Where the Company exercises significant influence over the investee, the Company accounts for its investment under the equity method of accounting. In other cases, the investments in unconsolidated affiliates are accounted for using the cost method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee’s board of directors, ability to participate in setting operating, financial and other policies of the investee, and ownership level.

Under the equity method of accounting, the carrying amount of the investment is adjusted each reporting period for the Company’s pro rata share of investee’s earnings (which also are reflected in other expense (income) in the Company’s consolidated statements of earnings) and any distributions received. Cost-method investments are stated at cost, adjusted only to reflect any other-than-temporary impairment in value or return of the capital invested through a distribution or disposition. Earnings on cost-method investments, if any, are recognized in other expense (income) when dividends or other distributions of earnings are declared.

Investments in unconsolidated affiliates are reviewed for impairment at least annually and any impairment loss that is other than temporary is recognized in the consolidated statements of earnings, with no future recovery in value recognized.

Income Taxes

The tax expense for the period comprises current and deferred tax. Tax expense is recognized in the consolidated statement of earnings, except to the extent that it relates to items recognized directly in equity. For items recognized directly in equity, the tax expense is also recognized in equity.

The current income tax charge is calculated on the basis of the tax laws enacted at the balance sheet date in the countries where the Company’s subsidiaries operate and generate taxable income. Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulations are subject to interpretation. It establishes provisions where appropriate on the basis of amounts expected to be paid to the tax authorities.

Deferred income tax is recognized, using the liability method, on temporary differences arising between the tax base of assets and liabilities and their carrying amounts in the consolidated financial statements. Deferred income tax is determined using tax rates (and laws) that have been enacted by the balance sheet date and are expected to apply when the related deferred income tax asset is realized or the deferred income tax liability is settled.

Deferred income tax assets are recognized only to the extent that it is probable that future taxable profit against which the temporary difference can be utilized will be available.

Deferred income tax is provided on temporary differences arising on investments in subsidiaries and unconsolidated affiliates, except where the timing of the reversal of the temporary difference is controlled by the Company and it is probable that the temporary difference will not reverse in the foreseeable future.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company annually evaluates tax positions to determine the need for any additional disclosures, de-recognition, classification, interest and penalties on income taxes and accounting for income tax estimates in interim periods.

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

Fair Value

Certain financial instruments are reported at fair value on our consolidated balance sheets. Under fair value measurement accounting guidance, fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants, (i.e., an exit price). To estimate an exit price, a three-level hierarchy is used. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability, into three levels. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly (such as quoted prices for similar assets or liabilities). Level 3 inputs are unobservable inputs for the asset or liability and have the lowest priority (such as cash-flow assumptions formulated by management).

The valuation techniques that may be used to measure fair value include a market approach, an income approach and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation techniques to convert future cash flow amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

Leases

Certain leases to which the Company is party as a lessee are classified as capital leases whenever the terms of the lease transfer to the Company substantially all of the risks and rewards of ownership. Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases (net of any incentives received from the lessor) are charged to the consolidated statement of earnings on a straight-line basis over the period of the lease as rent expense.

Foreign Currency

The Company has no significant business operations outside the United States and, therefore, the functional currency and the local currency for its business operations is the U.S. Dollar (“USD”). The accompanying consolidated statements are also presented in USD, the Company’s reporting currency.

From time to time monetary assets and liabilities may be denominated in foreign currency, and, if so, will be translated at the exchange rate in effect as of the balance sheet date, with resulting gains or losses included within the consolidated statement of earnings. Revenues and expenses denominated in foreign currencies are translated into USD at the average foreign currency exchange rate for the period.

Stock-Based Compensation

The Company recognizes all stock-based compensation to employees, including grants of employee stock options, in the consolidated financial statements based on their grant-date fair values. The Company values its stock options awarded using the Black-Scholes option pricing model. Restricted stock awards are valued at the grant-date closing market price. Stock-based compensation costs are recognized over the vesting period, which is the period during which the employee is required to provide service in exchange for the award.

Occasionally, the Company issues stock-based awards to non-employees. The fair value of these option awards is estimated when the award recipient completes the contracted professional services. The Company recognizes expense for the estimated total value of the awards during the period from their issuance until performance completion, at which time the estimated expense is adjusted to the final value of the award as measured at performance completion. Because our non-employee stock options were issued with exercise prices denominated in Canadian Dollars, upon performance completion, their fair values are reclassified from equity to liabilities and remeasured to fair value each reporting period, with remeasurement gains and losses recognized in other income (expense) in our consolidated statements of earnings.

Net Income per Common Share

We calculate net income per common share by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted income per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares include those that may be issued upon redemption of units granted under the Company’s restricted stock unit and Share Option Plans.

Segment Reporting

The Company reports segment information based on how the chief operating decision maker, along with other members of management, organize and utilize financial and operational data in determining how to allocate resources and assess performance.

Effective December 1, 2014, the Company’s business lines are classified into two reportable business segments which include a medical services segment and a marketing and factoring segment. The medical services segment provides the operation of hospitals, outpatient facilities and other related health care services. The marketing and factoring segment provides direct-to-consumer marketing efforts which educate patients on their healthcare options. Factoring activities are included in the marketing segment, as such activities only pertain to patients services that result from the Company’s marketing efforts.

We evaluate performance based on income from operations of the respective business segments prior to the allocation of corporate office expenses. Transactions between segments are eliminated in consolidation. Our corporate office provides general and administrative and support services to our two revenue-generating segments. Management allocates costs between segments for selling, general and administrative expenses and depreciation expense.

Reclassifications and Corrections

Certain amounts in the consolidated financial statements and these notes have been reclassified to conform to the current period presentation. Additionally, corrections were made to the 2014 financial statements to correct the presentation of foreign currency translation amounts to foreign currency transaction amounts and correct the presentation of the 2014 deferred tax inventory in Note 24.

The reclassifications included in these comparative consolidated financial statements are (i) a reclassification of an unfavorable lease liability from intangible assets to other long-term liabilities, (ii) a balance sheet reclassification between property and equipment and accumulated depreciation of property and equipment. The reclassifications and corrections were deemed to be immaterial to the consolidated financial statements both individually and in the aggregate.

The correction of other comprehensive income resulted in a decrease in 2014 net income of $0.2 million and a decrease in both basic and diluted earnings per share of $0.01. The correction of the deferred tax inventory had no impact on net income because of the full valuation allowance at December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” that provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is now effective for annual reporting periods beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements, with the cumulative effect of initial disclosure of the effect of using this method of adoption on the financial statement line items. The Company is currently evaluating the new guidance to determine the method of adoption that it will use and the impact it will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation – Stock Compensation” that provides amended guidance on the accounting for certain share-based employee compensation awards. The amended guidance applies to share-based employee compensation awards that include a performance target that affects vesting when the performance target can be achieved after the requisite service period. These targets are to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect adoption will have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The guidance must be applied using one of two retrospective application methods and will be effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company does not expect adoption will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under the former accounting standards, such costs were recorded as an asset. On August 18, 2015, the FASB clarified that the guidance in ASU No. 2015-03 does not apply to line-of-credit arrangements. Accordingly, companies may continue to present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. This new guidance is effective for annual reporting periods beginning after December 15, 2015. The Company adopted this ASU in the second quarter of 2015.

In July 2015, the FASB issued ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires inventory measured using the FIFO or average cost methods to be subsequently measured at the lower of cost and net realizable value. The new guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU also requires an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period, and will be applied prospectively to measurement period adjustments that occur after the effective date of this ASU. The Company adopted this ASU in the third quarter of 2015.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company is currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.

3. Supplemental Cash Flow Information

The changes in operating assets and liabilities for the years-ended December 31, 2015 and 2014 are comprised of the following (in thousands):

	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,236	$165
Cash paid for taxes	$427	$216

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash acquisition of property and equipment	$28,373	$2,271
Non-cash acquisition of goodwill and intagibles	$24,641	$7,206
Non-cash deconsolidation of property and equipment	$2,828	$-
Non-cash deconsolidation of goodwill	$701	$-
Non-cash purchase of medical equipment through capital lease	$-	$696
Stock consideration given for purchase of interest in subsidiary	$650	$-
Athas settlement in lieu of contingent shares	$5,685	$-

4. Acquisitions and Business Combinations

Imaging Centers and Urgent Care Clinic

In January 2014, the Company acquired an ownership interest in two imaging centers and one urgent care clinic in Houston. The Company acquired a 32.14% interest in Spring Northwest Operating, LLC, a 31.78% interest in Spring Northwest Management, LLC and a 22.22% interest in Willowbrook Imaging, LLC. The aggregate cost of the acquisition is comprised of $0.3 million in cash, net of acquired cash, and 431,711 shares of Nobilis stock representing a combined value of $1.4 million.

As a result of the acquisition, the Company recognized $0.7 million of goodwill within our medical services segment which is deductible for tax purposes. The Company believes that the goodwill is primarily comprised of the ability to further diversify the Company’s revenue stream while creating a valuable presence in the Northwest region of the Houston, Texas market.

Effective January 1, 2015, these entities were deconsolidated. Refer to Note 5.

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

Upon formation of First Nobilis, effective September 1, 2014, Nobilis contributed $7.5 million in cash to the new entity. For a 49% ownership interest, a third party contributed medical supplies, intangible assets and certain accounts payables and accounts receivables. As part of the transaction, certain of the Company’s assets were used as collateral on lines of credit for the landlord which were satisfied in December 2015. The Company entered into the First Nobilis arrangement in order to establish its first hospital platform in the Houston market for serving a broader patient population with higher acuity.

As a result of the acquisition, the Company recognized $0.6 million of goodwill within our medical services segment which is deductible for tax purposes. As the transaction has resulted in the Company’s first acute care facility in the Houston market, the Company believes that the goodwill is primarily comprised of our enhanced service option to provide patients with a higher acuity of care.

The fair value of the noncontrolling interest was also determined using both Level 2 inputs, which include observable market data other than quoted prices, and Level 3 inputs, which include unobservable data. The implied noncontrolling interest value, as calculated using the implied equity value of the Company and the 49% minority interest percentage, was discounted for both lack of control and lack of marketability using various inputs, including volatility, certain market control premiums from similar market transactions and the estimated amount of time it would take to sell the equity in the market without affecting the price.

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

Athas Health, LLC (“Athas”)

In December 2014, the Company completed its acquisition of Athas for total consideration of approximately $31.2 million consisting of $3.0 million in cash upon closing, a promissory note by Nobilis to the sellers of $12.0 million, 6,666,666 shares of Nobilis common stock that are subject to a lock up period of up to two years and the issuance of an additional 4,666,666 shares of Nobilis common stock issued over two years, with half issued on the first anniversary of the closing and the second half issued on the second anniversary of the closing. Under the two year lock up period, the stock issued as part of the purchase price is subject to restrictions on transfer and may not be sold or pledged until the lock up period is released.

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

The fair value of the stock issued for consideration was also determined using both Level 1 inputs, which include quoted market prices, and Level 2 inputs, which include observable data other than quoted prices. The value was determined using the published stock price on the date of closing, less a discount for lack of marketability as a result of the two year lock up period on the shares issued. The discount for lack of marketability was calculated using observable volatility rates from comparable companies, quoted risk free rates and the expected holding period as a result of the two year lock up period. The discount for lack of marketability ranges from 18% to 30%.

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

Hermann Drive Surgical Hospital (“Hermann Drive”) (f/k/a Victory Medical Center Houston)

In April 2015, the Company acquired a 55% ownership interest in Victory Medical Center Houston, L.P. (n/k/a Hermann Drive Surgical Hospital, LP), which owns and operates Victory Healthcare Houston Hospital (n/k/a Hermann Drive Surgical Hospital), a surgical hospital located in the Texas Medical Center in Houston, Texas. The Company acquired its ownership percentage for cash consideration of $1.4 million and assumed certain leases and loans of Hermann Drive. The acquisition of Hermann Drive provides the Company with managed care contracts spread across several major insurance carriers. Through this acquisition, the Company will also establish greater geographical coverage with this facility being located in the Texas Medical Center with a group of established physician partners.

As a result of the acquisition, the Company has recognized $16.0 million of goodwill within our medical services segment which is deductible for tax purposes. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group. In addition, the managed care contracts at this facility allow the Company to offer its services to a broader market segment.

The fair value of the noncontrolling interest was also determined using both Level 2 inputs, which include observable market data other than quoted prices and Level 3 inputs, which include unobservable data. The implied noncontrolling interest value, as calculated using the implied equity value of the Company and the 45% minority interest percentage, was discounted for both lack of control and lack of marketability using various inputs, including volatility, certain market control premiums from similar market transactions and the estimated amount of time it would take to sell the equity in the market without affecting the price.

Subsequent to the acquisition date of April 24, 2015, Hermann Drive had $12.5 million in revenues and a loss of $1.5 million which is included in the Company’s consolidated statement of earnings for the year ended December 31, 2015.

The costs related to the transaction were nominal and were expensed during the year ended December 31, 2015. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of earnings for the year ended December 31, 2015.

During the measurement period, management determined certain adjustments to the acquired assets and liabilities which are detailed in the table below. FASB Accounting Standards Codification 805, “Business Combinations”, as amended by ASU 2015-16, requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. During the year ended December 31, 2015, the Company made the adjustments specified below with a corresponding adjustment to goodwill, and with no material effect on previous-period or current-period earnings.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands). Those balances reported “as previously determined” represent the initial balances as reported during the period of acquisition. The measurement period adjustments include adjustments made during any period between the date of acquisition and the date of these financial statements.

	As Previously	Measurement Period
	Determined	Adjustments	Revised

Net assets acquired:
Cash	$64	$-	$64
Trade accounts receivable	2,500	(364)	2,136
Other receivables	6,325	(5,907)	418
Prepaid expenses and other current assets	44	-	44
Inventory	662	-	662
Property and equipment	4,860	-	4,860
Other long-term assets	2	-	2
Trademark	280	(280)	-
Medicare license	940	(940)	-
Hospital license	13	(1)	12
Goodwill	9,447	6,592	16,039
Net assets acquired	$25,137	$(900)	$24,237

Net liabilities assumed:
Trade accounts payable	$6,266	$-	$6,266
Accrued liabilities	3,198	(708)	2,490
Unfavorable lease	-	2,740	2,740
Long-term portion of Capital Leases	2,278	168	2,446
Long-term portion of Note Payable	6,052	-	6,052
Total liabilities assumed	$17,794	$2,200	$19,994

Consideration:
Cash, net of cash acquired	$1,436	$-	$1,436
Debt assumed	5,907	(5,907)	-
Non-controlling interest	-	2,807	2,807
Total consideration	$7,343	$(3,100)	$4,243

Peak Surgeon Innovations, LLC (“Peak”)

In June 2015, the Company acquired Peak, a provider of intraoperative neuromonitoring ("IOM") services for hospitals, surgery centers and other healthcare facilities. The acquisition serves to expand the Company’s service coverage into multiple locations across multiple states. The Company acquired a 100% ownership interest in Peak for cash consideration of $0.9 million and stock consideration of $0.7 million provided to Bryan Hasse (the “Seller”). In addition to such cash and stock consideration, the Seller is eligible to receive a potential earnout payment (in cash or stock at the option of Seller) upon achievement by the IOM service line of certain EBITDA performance metrics. The earnout payment payable to Seller will be an amount equal to three hundred percent of the difference that results from subtracting (a) $0.5 million from (b) the trailing 12 month adjusted EBITDA, measured at November 1, 2016. The earnout payment could range from nil and has no cap. As of December 31, 2015, the Company has recorded an earnout payment liability of $0.1 million.

Subsequent to the acquisition date of June 1, 2015, Peak had $1.4 million in revenues and a loss of $0.2 million which is included in the Company’s consolidated statement of earnings for the year ended December 31, 2015.

The costs related to the transaction were nominal and were expensed during the year ended December 31, 2015. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of earnings for the year ended December 31, 2015.

During the measurement period, the Company made the adjustments specified below with a corresponding adjustment to goodwill, and with no material effect on previous-period or current-period earnings.

As a result of the acquisition, the Company has recognized $1.0 million of goodwill within our medical services segment which is deductible for tax purposes. The Company believes that the goodwill is primarily comprised of the business opportunities to be realized through Peak’s existing service infrastructure and relationships with health care facilities across the U.S. In addition, the acquisition of Peak allows the Company to vertically integrate its surgical services and capture revenues which have previously been realized by external service providers.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands). Those balances reported “as previously determined” represent the initial balances as reported during the period of acquisition. The measurement period adjustments include adjustments made during any period between the date of acquisition and the date of these financial statements.

	As Previously	Measurement Period
	Determined	Adjustments	Revised

Net assets acquired:
Cash	$1	$-	$1
Trade accounts receivable	315	54	369
Prepaid expenses and other current assets	4	(4)	-
Property and equipment	315	(238)	77
Customer relations		500	500
Goodwill	1,318	(344)	974
Net assets acquired	$1,953	$(32)	$1,921

Net liabilities assumed:
Trade accounts payable	$138	$-	$138
Accrued expenes	-	107	107
Capital lease liability	315	(238)	77
Net liabilities assumed	$453	$(131)	$322

Consideration:
Cash, net of cash acquired	$850	$-	$850
Stock issued as consideration	650	-	650
Earn out consideration	-	99	99
Total consideration	$1,500	$99	$1,599

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

The total purchase price paid by Marsh Lane for the Acquisition was approximately $1.3 million.

Subsequent to the acquisition date of July 30, 2015, Marsh Lane had $27.4 million in revenues and income of $9.6 million which is included in the Company’s consolidated statement of earnings for the year ended December 31, 2015.

The costs related to the transaction were nominal and were expensed during the year ended December 31, 2015. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of earnings for the year ended December 31, 2015.

During the measurement period, the Company made the adjustments specified below with a corresponding adjustment to the bargain purchase gain, resulting in a $2.6 million decrease to current period earnings.

Fair value of property and equipment was determined based on the cost approach, which considers the replacement cost less economic depreciation. The capital leases assumed consist of medical equipment and contain a bargain purchase option.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands). Those balances reported “as previously determined” represent the initial balances as reported during the period of acquisition. The measurement period adjustments include adjustments made during any period between the date of acquisition and the date of these financial statements.

	As Previously	Measurement Period
	Determined	Adjustments	Revised

Net assets acquired:
Trade accounts receivable	$3,000	$(1,500)	$1,500
Medical supplies	881	-	881
Property and equipment	10,170	-	10,170
Hospital license	13	(1)	12
Net assets acquired	$14,064	$(1,501)	$12,563

Net liabilities assumed:			-
Capital leases	$3,907	$281	$4,188
Debt	4,500	-	4,500
Unfavorable lease liability	-	843	843
Total liabilities assumed	$8,407	$1,124	$9,531

Consideration:
Cash, net of cash acquired	$1,299	$-	$1,299

Bargain purchase gain:	$4,358	$(2,625)	$1,733

Scottsdale Liberty Hospital, LLC (“Scottsdale Liberty”)

In November 2015, the Company announced the closing of a transaction to jointly own and operate Freedom Pain Hospital (n/k/a Scottsdale Liberty Hospital) located in Scottsdale, Arizona. The Company acquired a 60% interest and management control of the entity which was formed to own and operate the successor hospital. The addition of new facility further complements the operations of our NHSC-S surgical center by expanding our service offerings to a higher acuity patient population. The facility will focus on inpatient bariatric, orthopedic, and neuro-spine procedures.

In the transaction, Nobilis contributed approximately $3.2 million to acquire its 60% interest. In addition to managing the corporate affairs of the new hospital, Nobilis will provide day to day management services pursuant to a management agreement executed as part of the transaction.

As a result of the acquisition, the Company has preliminarily recognized $6.9 million of goodwill within its medical services segment which is deductible for tax purposes.

Subsequent to the acquisition date of July 30, 2015, Scottsdale Liberty had $0.8 million in revenues and a loss of $0.4 million which is included in the Company’s consolidated statement of earnings for the year ended December 31, 2015.

The costs related to the transaction were nominal and were expensed during the year ended December 31, 2015. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of earnings for the year ended December 31, 2015.

The fair value of the noncontrolling interest was determined by: i) grossing up the controlling interest purchase price to an equivalent 100% interest value; ii) applying the non-controlling interest ownership percentage; and iii) applying discounts for lack of control and lack of marketability.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is still in the process of assessing the fair value of a capital lease associated with the real property being utilized by the facility, PP&E and the terms of an anti-dilution provision of the agreement to assess if it is a derivative and if a fair value needs to be estimated. The Company expects to finalize its analysis during 2016.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

November 1, 2015

Net assets acquired:
Trade accounts receivable	$82
Prepaid expenses and other current assets	36
Inventory	69
PP&E	13,266
Other long-term assets	113
Goodwill	6,932
Tradename	160
Hospital License	12
Net assets acquired	$20,670

Net liabilities assumed:
Trade accounts payable	$2,668
Accrued liabilities	419
Current portion of capital leases	1,510
Long-term portion of capital leases	11,361
Total liabilities assumed	$15,958

Consideration:
Cash, net of cash acquired	$3,180
Non-Controlling Interest	1,532
Total consideration	$4,712

Unaudited Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information includes the results of operations for First Nobilis, Athas and Scottsdale Liberty, and is presented as if each acquired company had been consolidated as of the beginning of the year immediately preceding the year in which the company was acquired. The Company utilized all historical data which was available and practicable to obtain. Certain information was not practicable to obtain for Hermann Drive and Marsh Lane due to the bankruptcy proceedings of their former parent company. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual result that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.

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

The Company’s unaudited supplemental pro forma financial information is as follows (in thousands except for per share amounts):

	2015	2014

Revenue	$233,581	$133,987
Income from operations	24,592	19,399
Net income attributable to noncontrolling interets	10,216	13,593
Net income attributable to common stockholders	46,567	1,326
Net income per basic common share	$0.69	$0.02

5. Investments in Associates

In March 2014, the Company acquired an ownership interest in Group of Pioneers Diagnostics (“GOP”), LLC, representing 40% of the outstanding share interests in GOP. The investment in GOP is accounted for using the equity method of accounting. GOP owns two Management Service Organizations (“MSOs”) which provides a suite of management services to their clients which may include, but is not be limited to, general business management, fiscal management and physician practice management. Due to lack of historical and current financial information of GOP and our Company’s separation from the management and operations of GOP, we do not believe there can be any sustainability in the business model. As a result, the investment in GOP was written off in December 2015. The impairment charge of approximately $0.2 million was recorded as other expense in the consolidated statements of earnings.

In December 2014, as part of the Athas acquisition, the Company acquired Athas’ investment ownership in two ASC’s and one hospital (the “Athas Investments”): 87.5% in Elite Orthopedic and Spine Surgery Center LLC; 15.7% in Elite Sinus Spine and Ortho LLC; and 10.7% in Elite Hospital Management LLC. For the Athas Investments, the Company concluded that it did not exert significant influence over the operating and financial activities. The Athas Investments are accounted for as cost method investments and recorded at cost. The total carrying value of the Athas Investments at December 31, 2014 was $0.7 million. In December 2015, the Company agreed to divest its interest in the Athas Investments, resulting in a loss of $0.7 million. The impairment charge of $0.7 million was recorded as other expense in the consolidated statements of earnings.

During the first quarter of 2015, we completed the deconsolidation of two imaging centers and one urgent care clinic in Houston, which consisted of the following entities: Spring Northwest Management, LLC, Spring Northwest Operating, LLC, Willowbrook Imaging, LLC, GRIP Medical Diagnostics, LLC, and KIRPA Holdings, LLC. We resigned as the manager of these facilities resulting in loss of control and our rights to exercise significant influence. We retained investments in these facilities that are accounted for as cost method investments beginning January 1, 2015. The revaluation of our remaining investments in these facilities resulted in a loss to the Company of $0.8 million. The carrying value as of December 31, 2015 is $0.7 million. The investments are classified as other long-term assets in the consolidated balance sheets. The impairment charge of $0.8 million was recorded as other expense in the consolidated statement of earnings.

The fair value of Spring Northwest Management, LLC was determined by the discounted future cash flow method. The fair value of Spring Northwest Operating, LLC (including its two wholly owned subsidiaries, Spring Creek Urgent Care, LLC and Spring Creek Imaging LLC) was determined by the discounted future cash flow method. The fair value of Willowbrook Imaging, LLC and its holding company, GRIP Medical Diagnostics, LLC, was determined based on a liquidation analysis of the underlying assets, using the adjusted net asset value method under the cost approach. The fair value of KIRPA Holdings, LLC was determined based on the adjusted net asset value method under the cost approach.

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

Principal financial instruments

The principal financial instruments used by the Company, from which financial instrument risk arises, are as follows:

•	Accounts receivable and other receivables
•	Investments in associates
•	Accounts payable, accrued liabilities and other current liabilities
•	Other liabilities and notes payable
•	Capital leases
•	Lines of credit
•	Debt
•	Warrants
•	Non-employee stock options

The carrying amounts of the Company’s cash, accounts receivable and other receivables, accounts payable, accrued liabilities, other current liabilities, other liabilities as reflected in the consolidated financial statements approximate fair value due to the short term maturity of these items. The estimated fair value of our other long-term debt instruments approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.

Financial instruments - risk management

The Company is exposed through its operations to the following financial risks:

•	Credit risk
•	Fair value or cash flow interest rate risk
•	Foreign exchange risk
•	Other market price risk
•	Liquidity risk

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

A summary of certain information about our payor concentration is as follows:

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.5%	97.0%
Workers compensation	4.1%	2.3%
Medicare	0.4%	0.7%
Total	100.0%	100.0%

MARKETING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	100.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	100.0%

Five facilities represent approximately 86% of the Company’s contracted marketing revenue for the year-ended December 31, 2015, and four facilities represent approximately 85% of the Company’s contracted marketing accounts receivable as of December 31, 2015.

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015 Patient and Net	2014 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.6%	97.1%
Workers compensation	4.0%	2.2%
Medicare	0.4%	0.7%
Total	100.0%	100.0%

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

The Company is also exposed to currency risk on purchases made from vendors based in Canada. The Company had Canadian denominated cash (“Cdn”) of $0.3 million and a nominal amount of trade payables at December 31, 2015. The Company had Cdn of $0.1 million and a nominal amount of trade payables at December 31, 2014.

7. Trade Accounts Receivable, net

A detail of trade accounts receivable, net as of December 31, 2015 and 2014 is as follows (in thousands):

	December 31, 2015	December 31, 2014
Trade accounts receivable	$95,114	$40,985
Allowance for doubtful accounts	(5,165)	(1,391)
Receivables transferred	(298)	(873)
Receivables purchased	2,918	1,740
Trade accounts receivable, net	$92,569	$40,461

Bad debt expense was $3.6 million and $0 for the year-ended December 31, 2015 and 2014, respectively.

From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of December 31, 2015 and 2014, there remained a balance of $0.3 million and $0.9 million, respectively, in transferred receivables pursuant to the terms of the original agreement. For the year-ended December 31, 2015 and 2014, the Company received advanced payments of $1.7 million and $1.0 million, respectively. During the same time period, the Company transferred $7.6 million and $7.3 million of receivables, respectively. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.

Athas Health, LLC (“Athas”) purchases receivables from physicians, at a discount, on a nonrecourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 45 days after the accounts are billed. These purchased receivables are billed and collected by Athas, and Athas retains 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables. Gross revenue from purchased receivables was $10.8 million and $1.6 million for the years-ended December 31, 2015 and 2014, respectively. Revenue, net of the discounted purchase price, was $6.2 million and $0.9 million for the years-ended December 31, 2015 and 2014, respectively. Accounts receivable for purchased receivables was $2.0 million and $1.7 million for the years-ended December 31, 2015 and 2014, respectively. Revenue from receivables purchased is recorded in the factoring revenue line item within the consolidated statements of earnings.

Peak Surgeon Innovations, LLC (“Peak”) purchases receivables from a third party, at a discount, on a non-recourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 30 days after the accounts are billed. These purchased receivables are billed and collected by Peak, and Peak retains 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables. Gross revenue from purchased receivables was $0.5 million for the year -ended December 31, 2015. Revenue, net of the discounted purchase price, was $0.3 million for the year-ended December 31, 2015. Accounts receivable for purchased receivables was $0.6 million for the year-ended December 31, 2015. Comparable prior period amounts are not presented, as Peak was acquired by Nobilis in May 2015. Revenue from receivables purchased is recorded in the factoring revenue line item within the consolidated statements of earnings.

Nobilis Surgical Assist, LLC (“First Assist”) purchases receivables from physician’s assistants, at a discount, on a nonrecourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 45 days after the accounts are billed. These purchased receivables are billed and collected by First Assist, and First Assist retains 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables. Gross revenue from purchased receivables was $0.2 million for the year-ended December 31, 2015. Revenue, net of the discounted purchase price, was $0.1 million for the year-ended December 31, 2015. Accounts receivable for purchased receivables was $0.2 million for the year-ended December 31, 2015. Comparable prior period amounts are not presented, as First Assist commenced operations under Nobilis in October 2015. Revenue from receivables purchased is recorded in the factoring revenue line item within the consolidated statements of earnings.

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

8. Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014

Telephone equipment	$122	$51
Computer hardware	780	510
Computer software	733	569
Furniture and office equipment	1,143	920
Medical equipment	23,482	9,947
Leasehold improvements	7,942	6,290
Building	12,520	-
Construction in progress	1,325	-
	48,047	18,287
Less: accumulated depreciation	(12,744)	(9,200)
Property and equipment, net	$35,303	$9,087

Depreciation expense for the years-ended December 31, 2015 and 2014 was $3.7 million and $1.6 million, respectively.

9. Intangible Assets

Intangible assets at December 31, 2015 and December 31, 2014 consist of the following (in thousands):

	December 31, 2015					December 31, 2014

	Historical		Accumulated	Accumulated	Net Book		Accumulated	Accumulated
	Cost	Additions	Amortization	Impairment	Value	Historical Cost	Amortization	Impairment	Net Book Value
Finite Life
Non-compete agreements	$2,761	$-	$993	$-	$1,768	$2,765	$857	$-	$1,908
Internally developed software	1,980	-	330	-	1,650	1,980	33	-	1,947
Trade secret methodology	5,620	-	468	-	5,152	5,620	47	-	5,573
Physician relationships	2,800	-	130	-	2,670	2,800	47	-	2,753
Customer relationships	-	500	24	-	476	-	-	-	-

Indefinite Life
Tradenames	1,000	160	-	-	1,160	1,000	-	-	1,000
Trademark	5,610	-	-	-	5,610	5,610	-	-	5,610
Medicare license	8,498	-	-	7,401	1,097	8,498	-	7,401	1,097
Hospital license	-	36	-	-	36
Total	$28,269	$696	$1,945	$7,401	$19,619	$28,273	$984	$7,401	$19,888

Amortization expense was $0.9 million and $0.2 for the years ended December 31, 2015 and 2014, respectively. Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2015 is $1.3 million for 2016, 2017, 2018 and 2019, $1.0 million for 2020 and $5.1 million thereafter.

The Company assumed real property leases as part of certain acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to December 31, 2015 is $0.3 million for 2016, 2017, 2018, 2019 and 2020, and $2.1 million thereafter.

10. Goodwill

The following tables provide information on changes in the carrying amount of goodwill, which is included in the accompanying consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Cost	$183,276	$160,032
Accumulated impairment losses	(138,443)	(138,443)
Total	$44,833	$21,589

Cost	December 31, 2015	December 31, 2014
BALANCE - beginning of period	$160,032	$139,671
January 2014 business combination	-	701
First Nobilis business combination	-	649
Athas business combination	-	19,011
Deconsolidation of imaging centers and urgent care clinic	(701)	-
Hermann Drive business combination, as adjusted	16,039	-
Peak business combination, as adjusted	974	-
Scottsdale Liberty business combination	6,932
Total cost	$183,276	$160,032

Accumulated impairment
BALANCE - beginning of period	$(138,443)	$(138,443)
Impairment charges during the period	-	-
Total accumulated impairment	$(138,443)	$(138,443)

The Company did not record any impairment charges for the years ended December 31, 2015 or 2014.

11. Accrued expenses and other current liabilities

The following table presents a summary of items comprising accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

	2015	2014

Accrued expenses:
Accrued salaries and benefits	$5,309	$684
Other	11,339	7,874
Total accrued expenses	$16,648	$8,558

Other current liabilities:
Estimated amounts due to third party payors	$3,795	$-
Other	1,230	1,508
Total other current liabilities	$5,025	$1,508

12. Other long-term liabilities

The Company assumed real property leases as part of certain acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. The long-term portion of unfavorable leases included in other-long term liabilities was $3.3 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to December 31, 2015 is $0.3 million for 2016, 2017, 2018, 2019 and 2020, and $2.1 million thereafter.

13. Lines of Credit

On March 31, 2015, the Company secured a $5.0 million revolving line of credit (the “revolver”) from Healthcare Financial Services, LLC (f/k/a General Electric Capital Corporation), or “HFS” maturing in March 2020. The revolver bears interest at a rate of 4% plus LIBOR per annum (effective rate of 4.70% at December 31, 2015) and requires quarterly payments. Principal amounts borrowed under the revolver may be repaid and re-borrowed periodically. The revolver is collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries. The Company has $3.0 million outstanding on this revolver as of December 31, 2015.

The revolving line of credit is subject to certain restrictive covenants in conjunction with the HFS term loan, as discussed in Note 14.

On July 30, 2015, the Company issued a $1.5 million letter of credit to the landlord of the Marsh Lane Surgical Hospital (“Marsh Landlord”) facility in connection with the execution of the hospital facility lease. The Marsh Landlord shall have the right to draw upon the letter of credit in an event of default. The letter of credit is secured by the $5.0 million revolving line of credit from HFS.

14. Debt

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

The note was paid off in full in March 2015 using the proceeds from the $20.0 million term loan which the Company secured on March 31, 2015.

Term Loan for Athas

Athas secured a term loan in 2011 for $0.5 million which was assumed in the acquisition (Note 4). The Company and one of the shareholders are guarantors of the loan. The loan bears interest at 4.0% per annum. The term loan requires monthly payments of principal and interest until the loan matures in May 2016. As of December 31, 2015, there was no balance due on the term loan. The term loan was paid off in full in March 2015 using the proceeds from the $20.0 million term loan which the Company secured on March 31, 2015.

Subordinated Notes Payable

Athas carries subordinated notes payable which were given as consideration for working capital provided by certain individuals. The subordinated notes interest is payable semi-annually with a principal due at maturity on December 31, 2015. The notes bear interest at a rate of 12.0% per annum and payment is subordinated to all senior secured debt instruments. The outstanding balance of the subordinated notes was $0.6 million at December 31, 2014. Some of the note holders are also employees and shareholders of the Company. As of December 31, 2015, there was no balance due on the subordinated notes payable. The notes payable were paid off in full in March 2015 using the proceeds from the $20.0 million term loan which the Company secured on March 31, 2015.

Promissory Note for Spring Northwest Management, LLC (“SNWM”)

In November 2013, SNWM, entered into a promissory note with Allegiance Bank Texas. The agreement provided for a $0.9 million loan which matures in November 2018. The note bears interest at a rate of 5.5% per annum and requires monthly payments of principal and interest through November 2018. The promissory note was utilized to finance the purchase of certain medical equipment, all of which serves as collateral against the note. Nobilis is not liable under the above mentioned promissory note. As of December 31, 2015, this promissory note had a $0 balance due to the deconsolidation of SNWM in January 2015. Refer to Note 5.

Promissory Note for Willowbrook Imaging, LLC (“WIM”)

In January 2014, WIM, a consolidated entity, entered into a promissory note with Branch Bank and Trust Company. The agreement provided for a $0.8 million loan which matures in February 2021. The note bears interest at a fixed rate of 3.65% per annum and requires monthly payments of principal and interest through February 2021. The promissory note was utilized to finance the purchase of certain medical equipment. Nobilis is not liable under the above mentioned promissory note. As of December 31, 2015, this promissory note had a $0 balance due to the deconsolidation of WIM in January 2015. Refer to Note 5.

Purchase of Athas

In conjunction with the Company’s purchase of Athas, the Company entered into a promissory note with sellers for a principal amount of $12.0 million on December 1, 2014. The sellers represent the 20 previous shareholders of Athas. Payments are to be made to the sellers as follows: (a) $1.0 million payment of principal on December 31, 2014, (b) $1.0 million payment of principal on April 1, 2015, (c) consecutive monthly payments of principal and interest of $0.3 million commencing May 1, 2015 and continuing until April 1, 2018. The note accrued interest at 11% per annum. The seller agreed to defer the principal payment of $1.0 million which was due on December 31, 2014 while the Company secured financing with a commercial lender. As of December 31, 2015, there was no balance due on the promissory note. The promissory note was paid off in full in March 2015 using the proceeds from the $20.0 million term loan which the Company secured on March 31, 2015.

2015 Refinancing

On March 31, 2015, the Company secured a $20.0 million term loan from HFS. The term loan bears interest at a rate of 4% plus LIBOR per annum (effective rate of 4.70% at December 31, 2015) and requires quarterly payments of principal and interest until the term loan matures in March 2020. The term loan provides for a 0.70215% LIBOR floor. The term loan is collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries.

The $20.0 million term loan primarily served to refinance all previously held debt and lines of credit. Debt issuance costs associated with the new credit facility approximated $0.6 million. At December 31, 2015, the outstanding balance is $19.1 million.

The credit facility, including both the term loan and revolving line of credit, contains covenants, including a requirement to maintain a fixed charge coverage ratio of at least 2.0 times and a leverage ratio of 2.25 times. As of December 31, 2015, the Company was not in compliance with the covenants of the Loan Agreement related to: prompt joinder of newly created or acquired Subsidiaries of Credit Parties; secured Capital Lease Obligations not to exceed $1,000,000; the creation of intercompany debt and failure to pledge such debt to HFS, and the requirement to timely notify HFS of certain commercial tort claims. Upon execution of the Fourth Amendment to Credit Agreement dated as of March 11, 2016 among Northstar Healthcare Acquisitions, L.L.C. and Healthcare Financial Solutions, LLC (as successor in interest to General Electric Capital Corporation) (the “Fourth Amendment”), amending among other things certain of our covenants under the Loan Agreement, and the waiver letter on March 11, 2016, waiving our previous non-compliance as described above, we were in compliance with our covenants under the Loan Agreement. For more information on the Fourth Amendment, please see Note 28.

In April 2015, the Company acquired a 55% ownership interest in Victory Medical Center, L.P. for cash and the assumption of certain liabilities and loans. The loan assumed was from UMB Bank n.a., in the amount of $6.1 million. In May 2015, the Company paid off the loan balance with UMB Bank n.a.

On July 30, 2015, the Company secured a $4.5 million term loan from LegacyTexas Bank. The term loan bears interest at a rate of 4% plus LIBOR per annum (4.425% at December 31, 2015) and requires monthly payments of interest. Monthly payments of principal will commence in August 2016. The term loan matures in July 2020. The term loan is subordinated to the Company’s term loan and revolver with HFS. At December 31, 2015, the outstanding balance is $4.2 million.

Commencing in June 2016, the term loan will require the Company to maintain a fixed charge coverage ratio of 1.05 to 1.00 and to maintain its days cash on hand of no less than 30 days.

Loan origination fees are deferred and the net amount is amortized over the contractual life of the related loans.

Debt at December 31, 2015 consisted of the following (in thousands):

	December 31, 2015	December 31, 2014

Gross debt	$26,275	$20,074
Less: unamortized loan fees	563	-
Debt, net of unamortized loan fees	25,712	20,074
Less: current portion of term loan	1,243	3,437
Less: subordinated notes payable	-	635
Less: lines of credit	3,000	5,420
Long-term debt, net of unamortized loan fees	$21,469	$10,582

Future maturities of debt as of December 31, 2015 are as follows (in thousands):

Year ending December 31,

2016	$1,375
2017	1,900
2018	1,900
2019	1,900
2020	19,200
Total	$26,275

15. Operating Leases

The Company occupies five ASCs, one hospital, one urgent care clinic, one imaging center and two corporate business spaces under operating lease agreements. The Company also leases certain medical equipment. The minimum rental commitments under non-cancellable operating leases, with terms in excess of one year subsequent to December 31, 2015, are as follows (in thousands):

Year ending December 31,

2016	$10,648
2017	10,132
2018	9,742
2019	9,263
2020	7,361
Thereafter	45,457
Total future commitment	92,603
Less: minimum sublease income to be received	(571)
Total future commitment, net of sublease income	$92,032

Rent expense was $9.1 million and $3.5 million for the years ended December 31, 2015 and 2014, respectively.

16. Capital Leases

The Company holds various capital leases for medical equipment which contain bargain purchase options at the end of the lease terms. The remaining minimum capital lease obligations, with terms in excess of one year subsequent to December 31, 2015, are as follows (in thousands):

Year ending December 31,

2016	$5,193
2017	4,327
2018	2,061
2019	1,820
2020	1,802
Thereafter	9,465
Total minimum rentals	24,668
Less amounts representing interest	(5,821)
Capital lease obligations	$18,847

Medical equipment with a cost of $7.2 million and $0.7 million were held under capital leases for the years ended December 31, 2015 and 2014, respectively. Capital leases had accumulated depreciation of $1.7 million and $0.1 million for the years ended December 31, 2015 and 2014.

17. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrant and stock option derivative liabilities. There have been no transfers between fair value measurement levels during the years ended December 31, 2015 and 2014.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements Using

	Quoted Prices in
	Active Markets for
	Identical Assets and	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

December 31, 2014:
Warrant and stock option derivative liabilities	$-	$-	$6,657	$6,657
Total	$-	$-	$6,657	$6,657

December 31, 2015:
Warrant and stock option derivative liabilities	$-	$-	$2,951	$2,951
Total	$-	$-	$2,951	$2,951

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of warrant and stock option derivative liabilities. The estimated fair values of the warrant and stock option derivative liabilities were measured using the Black-Scholes valuation model (refer to Note 20). Due to the nature of valuation inputs, the valuation of the warrants is considered a Level 3 measurement.

18. Shareholders’ Equity

In total, the Company has issued 73,675,979 and 59,418,227 of its common shares as of December 31, 2015 and 2014, respectively. The Company has unlimited authorized shares. There is no par value assigned to our common shares.

In December 2013, the Company issued, through a private placement agreement, 5,862,500 Units, at a price of Cdn$0.80 (USD$0.76) per Unit. Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of Cdn$1.10 (USD$1.04) . As part of the private placement, the Company also granted 410,375 options to the underwriter at a price of Cdn$0.95 (USD$0.90) . Through the private placement, the Company raised $4.1 million, net of offering costs and commissions of $0.4 million.

Of the $4.1 million raised capital, $2.9 million was provided in exchange for stock warrants and other financial instruments, resulting in a remaining $1.2 million which was recorded as an increase to share capital for the year ended December 31, 2013.

In August 2014, the Company elected to accelerate the expiry date of the common share purchase warrants originally issued by Nobilis as part of its unit private placement completed on December 16, 2013. Each warrant entitled the holder thereof to purchase one additional common share of Nobilis at a price of Cdn$1.10 (USD$1.04) . Nobilis received total gross proceeds of Cdn$3.2 (USD$2.9) million from the exercise.

In September 2014, the Company issued, through a private placement agreement, 5,568,400 Units, at a price of Cdn$1.30 (USD$1.17) per Unit. Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of Cdn$1.80 (USD$1.62) . As part of the private placement, the Company also granted 389,788 options to the underwriter at a price of Cdn$1.37 (USD$1.23) . Through the private placement, the Company raised $6.1 million, as of September 30, 2014, net of offering costs and commissions of $0.4 million.

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

In June 30, 2015, the Company, entered into an agreement with Athas, certain seller parties (the “Athas Sellers”) to the Membership Interest Purchase Agreement dated as of November 26, 2014 (the “MIPA”) and certain other parties. Pursuant to the Agreement, the Athas Sellers agreed to reduce by 836,029 the number of common shares, in the aggregate, that were to be issued on the first and second anniversaries of the MIPA’s closing as contingent purchase price payments (the “Contingent Shares”). In addition, the Agreement accomplished (i) the financing of a $2.7 million debt owed by counterparties to the Agreement, (ii) recoupment of $1.7 million of indemnified expenses, and (iii) indemnification of counterparties with respect to litigation. Also pursuant to the Agreement, the Company accelerated the issuance of the remaining 3,830,638 Contingent Shares, resulting in a $5.7 million adjustment to additional paid in capital.

In May 2015, the Company issued, through a private placement agreement, 7,847,668 Units, at a price of Cdn$9.00 (USD$7.46) per Unit. Each Unit is comprised of one treasury unit (a “Treasury Unit”) and one-half of one common share from Donald L. Kramer, Healthcare Ventures, Ltd (a company wholly owned by Dr. Kramer), Harry Fleming or from treasury. Each Treasury Unit is comprised of one-half of one common share of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of Cdn$11.50 (USD$9.54) . Through the private placement, the Company raised proceeds of $28.4 million, net of offering costs and commissions of $1.9 million. As part of the private placement, the Company also granted 392,383 options to the underwriter at a price of Cdn$9.00 (USD$7.46) .

19. Share Based Compensation

Restricted Share Unit Plan

During 2008, the Board of Directors of the Company (the “BOD”) approved the adoption of a Restricted Share Unit (“RSU”) Plan for employees. Restricted Share Units (“RSUs”) may be granted to employees of Nobilis at the sole discretion of the BOD.

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

Upon vesting of his or her RSUs, a participant will be entitled to receive on the vesting date, at the discretion of the BOD either: (a) a lump sum cash payment equal to the number of RSUs multiplied by an average closing price of the common shares on the Toronto Stock Exchange on the redemption date, net of any applicable deductions and withholdings; or (b) that number of common shares equal to the number of RSUs credited to the participant’s RSU account, such common shares to be issued from the Company. The participant is to receive the benefit on, or as soon as practicable after, the vesting date, but in no event later than 90 days after the vesting date. Unlike share options, RSUs do not require the payment of any monetary consideration to the Company.

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

The Company recorded compensation expense relative to RSU’s of $5.4 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

The Company had 2.0 million outstanding RSU’s at December 31, 2015.

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

If the Participant’s employment with the Company terminates on account of death, any option held by such Participant at the date of death shall be exercisable in whole or in part only by the person or persons to whom the rights of the Participant’s Options pass to by will or laws of descent.

The maximum number of RSUs and share options that may be issued under the combined plans is equal to 20.0% of the Company’s issued and outstanding common shares.

The Company granted a total of 3,166,782 stock options during the year ended December 31, 2015. Of the options granted during the year ended December 31, 2015, 451,782 of those vest immediately, 450,000 vest ratably over a one year period, 1,865,000 vest ratably over a three year period, and 400,000 cliff vest at the end of a five year period.

Under the current share option plan, the Company had approximately 8.3 million options available for future issuance as of December 31, 2015.

The following table summarizes stock option activity for the years ended December 31, 2015 and 2014.

		Weighted-	Weighted-Average
	Shares Underlying	Average Exercise	Remaining Life
	Options	Price	(years)

Outstanding at January 1, 2014	700,000	$0.39	9.8
Granted	3,068,218	$1.47	9.9
Exercised	(600,000)	$0.30
Forfeited	(50,000)	$1.31
Outstanding at December 31, 2014	3,118,218	$1.45	9.8

Exercisable at December 31, 2014	220,000	$1.16	9.6

Outstanding at January 1, 2015	3,118,218	$1.45	9.8
Granted	3,166,782	$4.13	9.5
Exercised	(447,787)	$1.13
Forfeited	(372,213)	$1.01
Outstanding at December 31, 2015	5,465,000	$2.97	9.2

Exercisable at December 31, 2015	2,129,522	$2.16	8.8

The table above includes 710,000 options issued to non-employees, 650,000 of which are still outstanding at December 31, 2015. See Note 20 for discussion regarding the accounting and classification of these options in the balance sheet.

The total intrinsic value of stock options exercised was $2.1 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively. The total intrinsic value for all in-the-money vested outstanding stock options at December 31, 2015 was $1.8 million. Assuming all stock options outstanding at December 31, 2015 were vested, the total intrinsic value of the in-the-money outstanding stock options would have been $4.1 million.

The Company recorded compensation expense relative to employee stock options of $6.1 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the years ended December 31, 2015 and 2014.

	2015	2014

Expected price volatility	113% - 122%	120% - 128%
Risk free interest rate	1.34% - 1.87%	1.73% - 1.91%
Expected annual dividend yield	0%	0%
Expected option term (years)	5 - 6	5 - 6
Expected forfeiture rate	1.3% - 5.0%	0% - 8.8%
Grant date fair value per share	$2.53 - $6.10	$0.86 - $1.67
Grant date exercise price per share	$2.97 - $6.31	$0.97 - $1.64

For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.

20. Warrants and Options Liabilities

Warrants and Options Issued in Private Placements

As discussed in Note 18, the Company issued warrants and compensatory options in connection with private placements completed in December 2013, September 2014, and May 2015. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock. Hence, these warrants and options are classified as liabilities under the caption “Warrants and Options Liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the statements of earnings under the caption “Change in fair value of warrant and stock option liabilities”.

The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date thereafter using the Black Scholes pricing model with the following inputs:

	2015	2014

Risk free interest rate	0.0% - 0.65%	0.13% - 0.67%
Expected life in years	0.25 - 2	1 - 2
Expected volatility	71% - 96%	73% - 146%

The changes in fair value of the warrants and options liability during the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014

Balance at beginning of year	$6,657	$2,401
Issuance of warrants and options	12,797	2,143
Transferred to equity upon exercise	(9,050)	(1,608)
Change in fair value recorded in earnings	(8,295)	3,721
Balance at December 31, 2015 and 2014	$2,109	$6,657

The following warrants and options were outstanding at December 31, 2015:

		Number of warrants and	Remaining contractual
	Exercise price in Cnd$	options	life (years)

2014 Warrants	Cnd$1.80	9	0.75
2014 Options	Cnd$1.37	117,810	0.75
2015 Warrants	Cnd$11.50	3,923,834	1.40
2015 Options	Cnd$9.00	392,383	1.40
Outstanding and exercisable at December 31, 2015		4,434,036

Options Issued to Non-Employees

As discussed in Note 19, in 2014 the Company issued options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At December 31, 2015, there were 650,000 options outstanding to these non-employees.

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

The estimated values of the option awards are determined using the Black Scholes pricing model with the following inputs:

	2015	2014

Risk free interest rate	0.26% - 1.85%	0.53% - 2.00%
Expected life in years	1 - 6	2 - 6
Expected volatility	74% - 121%	113% - 127%

The Company recorded expense for non-employee stock options of $1.7 million and $0.8 million for the year ended December 31, 2015 and 2014, respectively.

Options issued to non-employees are reclassified from equity to liabilities on the performance completion date. Under U.S. GAAP, such options may not be considered indexed to our stock because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and stock option liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the statements of earnings under the caption “Change in fair value of warrant and stock option liabilities”. At December 31, 2015, there were no unexercised non-employee options requiring liability classification as the performance completion date has not been reached.

21. Noncontrolling Interests

Noncontrolling interests at December 31, 2015 represent an 8.1% interest in The Palladium for Surgery - Houston, Ltd, 75% interest in the Kirby Partnership, 5% interest in MSID, 2.3% interest in MSIH, 60% interest in Houston Procedure Suite, LLC, 50% in NHDM, 60% in NHC ASC - Dallas, 49% in First Nobilis, 40% in FNHM, 45% in Hermann Drive, and 40% in Scottsdale Liberty.

Agreements with the third party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of December 31, 2015 and 2014. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s balance sheet as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests follow (in thousands):

	NHC - ASC Dallas	First Nobilis	Total

Balance at January 1, 2014	$1,263	$-	$1,263
Consolidation of entities upon business combination		5,206	5,206
Distributions	(2,846)	-	(2,846)
Net income attributable to noncontrolling interests	8,237	1,007	9,244
Total contingently redeemable noncontrolling interests at December 31, 2014	$6,654	$6,213	$12,867

Balance at January 1, 2015	6,654	6,213	12,867
Distributions	(3,892)	(7,617)	(11,509)
Net income attributable to noncontrolling interests	631	10,236	10,867
Total contingently redeemable noncontrolling interests at December 31, 2015	$3,393	$8,832	$12,225

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

Since our core business is the management and operation of health care facilities, our subsidiaries that are determined to be VIEs represent entities that own, manage and operate such facilities. Voting interests in such entities are typically owned by us, by physicians practicing at these facilities (or entities controlled by them) and other parties associated with the operation of the facilities. In forming such entities, we typically seek to retain operational control and, as a result, in some cases, voting rights we hold are not proportionate to the economic share of our ownership in these entities, which causes them to meet the VIE definition. We consolidate such VIEs if we determine that we are the primary beneficiary because (i) we have the power to direct the activities that most significantly impact the economic performance of the VIE via our rights and obligations associated with the management and operation of the VIE’s health care facilities, and (ii) as a result of our obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE, which we have through our equity interests. Our loss exposure typically is limited to our equity investment in these entities.

22. Employee Retirement Plan

Substantially all of our employees, upon qualification, are eligible to participate in our defined contribution 401(k) plan (the “Plan”). Under the Plan, employees may contribute a portion of their eligible compensation, and the Company matches such contributions annually up to a maximum percentage for participants actively employed, as defined by the Plan documents. Plan expenses were approximately $0.4 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. Such amounts are reflected in operating salaries and benefits in the accompanying consolidated statements of earnings.

23. Earnings per Share

Basic net earnings attributable to Nobilis common shareholders, per common share, excludes dilution and is computed by dividing net earnings attributable to Nobilis commons shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to Nobilis common shareholders, per common share, is computed by dividing net earnings attributable to Nobilis common shareholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock awards, stock option awards and stock warrants as determined under the treasury stock method. For the year ended December 31, 2015, 12.4 million common share equivalents related to restricted stock awards, stock option awards and stock warrants were anti-dilutive and therefore are excluded from the dilutive weighted average number of shares outstanding.

A detail of the Company’s EPS is as follows (in thousands except for share and per share amounts):

	2015	2014

Basic:
Earnings attributable to Nobilis	$50,840	$2,893
Weighted average common shares outstanding	67,015,387	46,517,815
Basic earnings per common share	$0.76	$0.06

Diluted:
Earnings attributable to Nobilis	$50,840	$2,893
Weighted average common shares outstanding	67,015,387	46,517,815
Dilutive effect of stock options, warrants, RSU's	8,217,396	1,202,754
Weighted average common shares outstanding assuming dilution	75,232,783	47,720,569
Diluted earnings per common share	$0.68	$0.06

24. Income Taxes

The components of income (benefit) expense for the years-ended December 31, 2015 and 2014 are as follows (in thousands):

	Deferred	Current	Total

2015
Federal	$8,215	$509	$8,724
States and Local	-	1,330	1,330
Foreign	-	-	-
Change in deferred tax asset valuation allowance	(33,250)	-	(33,250)
Total	$(25,035)	$1,839	$(23,196)

2014
Federal	$0	$-	$0
States and Local	-	480	480
Foreign	-	-	-
Change in deferred tax asset valuation allowance	0	-	0
Total	$-	$480	$480

The following table shows the reconciliation between income tax expense reported in our consolidated statement of earnings and comprehensive income and the income tax expense that would have resulted from applying the United States federal income tax rate of 34% to pre-tax income. Though the Company was incorporated in British Columbia, all of the Company’s subsidiaries are incorporated in the United States. Therefore, the Company reconciles the income before income taxes for U.S. tax purposes.

	2015	2014

Net income before income tax	$40,737	$16,450

US federal income tax rate	34%	34%

Expected U.S. Federal income tax (recovery)	13,851	5,593
Permanent differences / discrete items	(1,873)	388
State income tax (net of federal benefit)	649	317
Valuation Allowance	(33,250)	(4,566)
Non-controlling interests	(4,106)	(4,446)
Others	1,533	3,194
Total income tax (benefit) expense	$(23,196)	$480

The table below sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities that are reported in our consolidated balance sheets (in thousands):

	2015	2014

Deferred tax assets:
Goodwill	$12,047	$15,617
Intangibles	797	1,070
Net operating loss carryforwards - U.S.	5,300	13,814
Interest carry-forward	1,351	1,351
Net operating loss carryforwards - Foreign	7,404	8,153
Allowance for bad debts	1,531	373
Equity compensation	2,479	275
Accrued bonus	1,020	-
AMT credit	509	-
Valuation allowance	(7,403)	(40,653)
Net deferred tax assets	$25,035	$-

There was a partial valuation allowance as of December 31, 2015 and a full valuation allowance as of December 31, 2014, respectively. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the scheduled reversal of deferred tax liabilities, management believes a partial and full valuation allowance is necessary at December 31, 2015 and 2014, respectively.

The Company reduced the valuation allowance in the fourth quarter of 2015 to reflect the revised assessment of the generation of future taxable income. The revised assessment was based on improved performance of our legacy businesses and the impacts of our 2015 acquisitions. The acquisition of Marsh Lane in July 2015, which commenced operations late in the third quarter of 2015, generated $9.6 million of income from operating until year end. Because these operations (and some of our other acquired operations) were distressed when we purchased them, we could not project future profitable operations until we had some actual operations results as a basis.

The Company has Canadian net operating loss carryforwards of approximately $29.6 million which will begin to expire in 2028 and U.S. net operating loss carryforwards of approximately $15.6 million which will begin to expire in 2030. On September 30, 2010 the Company issued 18,778,446 common shares to entities controlled by the Company’s Chairman resulting in a change of ownership greater than 50%. As a result, the U.S. net operating losses are limited by the Internal Revenue Code Section 382. In addition, the Company has approximately $4.0 million in interest carry-forwards that have no expiration date.

The Company files income tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction, and several state jurisdictions. Our federal tax returns for 2014, 2013, and 2012 are open for review by taxing authorities. Our Canada and Texas tax returns for 2014, 2013, 2012, and 2011 are open for review by taxing authorities. We are not aware of potential interest, penalties or taxes for federal and Canada income tax returns.

The Company had no material uncertain tax positions at December 31, 2015 or 2014.

25. Business Segment Information

A summary of the business segment information for 2015 and 2014 is as follows (in thousands):

	Year ended December 31, 2015

	Medical Services	Marketing	Corporate	Total

Revenues	$205,730	$23,486	$-	$229,216
Operating expenses	145,835	19,885	-	165,720
Corporate costs	-	-	31,846	31,846
Income (loss) from operations	59,895	3,601	(31,846)	31,650
Interest expense	351	54	1,192	1,597
Change in fair value of warrant and option liabilities	-	-	(8,985)	(8,985)
Bargain purchase	(1,733)	-	-	(1,733)
Other income	488	236	(690)	34
Income before income taxes	$60,789	$3,311	$(23,363)	$40,737

Other data:
Depreciation and amortization expense	$3,403	$1,128	$156	$4,687
Income tax expense	$898	$238	$703	$1,839
Intangible assets	$5,462	$14,157	$-	$19,619
Goodwill	$25,822	$19,011	$-	$44,833
Capital expenditures	$3,653	$249	$478	$4,380
Non-cash acquisition of property and equipment	$28,373	$-	$-	$28,373
Non-cash acquisition of intangibles and goodwill	$24,641	$-	$-	$24,641
Total assets	$151,324	$42,159	$48,544	$242,027
Total liabilities	$56,407	$3,827	$35,716	$95,950

The Company’s Marketing Segment started in 2014 following the acquisition of Athas. Prior to the acquisition, the Company operated under one operating segment and therefore, has not presented a prior period comparison of segment information.

26. Related Parties

In conjunction with the Company’s purchase of PFSD, the Company entered into a promissory note with the Company’s former Chairman, on January 1, 2011. The note was paid off in full in March 2015 using the proceeds from the $20.0 million term loan which the Company secured on March 31, 2015. Refer to Note 14.

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

In 2013, the Company entered into a Management Services Agreement (“MSA”) with Northstar Pain Management P.A. (“NSPM”) NSPM is owned by the Company’s largest shareholder. Operation of NSPM is designed to support the Company’s marketing campaigns. As part of the MSA, the Company provides comprehensive management services to NSPM. At December 31, 2015, the Company was owed approximately $0.7 million from NSPM which was written off.

Facility lease costs associated with operating leases of approximately $0.4 million were incurred with affiliated entities during the year ended December 31, 2014. There were no costs associated with these leases during 2015, as these entities were deconsolidated in January 2015. Refer to Note 5 for the deconsolidation. Refer to Note 15 for operating leases.

The minority interest holder of First Nobilis, a fully consolidated entity, is also a partial owner of First Street Hospital, L.P. (“First Street Hospital”) and First Street Surgical Center, L.P. (“First Street Surgical”), both of which have an ongoing business relationship with the Company. At December 31, 2015, the Company has a due from these related parties of $0.2 million and due to these related parties of a nominal amount for a net amount owed to the Company of $0.2 million. In addition, the Company leases certain medical equipment from First Street Hospital and First Street Surgical. Equipment lease costs of approximately $2.3 million and $0.6 million were incurred during the years ended December 31, 2015 and 2014, respectively.

Certain sellers of Athas are current employees of Athas. The sellers of Athas entered into promissory note with the Company for $12.0 million, as mentioned in a previous footnote. The promissory note was paid off in full in March 2015 using proceeds from the $20 million term loan which the Company secured on March 31, 2015. Refer to Note 14.

Certain members of the Company are also members of North American Laserscopic Spine Institute (“NALSI”). In June 2014, NALSI entered into a line of credit agreement with Athas, whereby NALSI may draw up to $0.9 million. The line of credit is subject to 10.00% interest rate and matures on June 9, 2018. There is no outstanding balance as of December 31, 2015. Refer to Note 14.

May 2015 Private Placement

On May 13, 2015, the Company closed a private placement of 7,847,668 units (the “Units”) at a price of C$9.00 per Unit for aggregate proceeds of C$70.6 million.

Each Unit is comprised of one treasury unit (a "Treasury Unit") and one-half of one common share (each whole common share, an "Additional Share") from Donald L. Kramer and Healthcare Ventures, Ltd. (a company controlled by Dr. Kramer) or from Harry Fleming (collectively, the "Selling Shareholders" and the Additional Shares from the Selling Shareholders, the "Secondary Shares") or from treasury (the "Additional Treasury Shares"). Each Treasury Unit is comprised of one-half of one common share of the Company (each whole common share, a “Treasury Unit Share”) and one-half of one common share purchase warrant (each whole common share purchase warrant, a “Warrant”). The Selling Shareholders are affiliates of the Company and received gross proceeds of C$34.4 million. Refer to Note 18.

The private placement was approved by the disinterested directors of the Company who concluded that the private placement was entered into on market terms and was fair to the Company.

In May 2015, the Company entered into an agreement with one of the Selling Shareholders to reimburse the Company for approximately $0.1 million in legal expenses borne by the Company in connection with the private placement. In December 2015, the Company wrote off this amount.

Physician Related Party Transactions

Nobilis maintains certain medical directorship, consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities. Material related party arrangements of this nature are described below:

•

In October 2014 the Company entered into a marketing services agreement with an entity controlled by a physician equity owner. In June 2015, the Company expanded the relationship with this physician equity owner to include consulting, medical directorship and on-call agreements. The Company paid $3.0 million and $0.3 million to Spinal Technologies LLC during the years ended December 31, 2015 and 2014, respectively. During 2015, the Company paid to the physician equity owner $1.2 million in fees owed pursuant to the service agreements.

•

In July 2014, the Company entered into a marketing services agreement with a physician equity owner and an entity owned by that physician equity owner’s brother. The Company paid 0.6 million and $0.3 million to the marketing services entity during the years ended December 31, 2015 and 2014, respectively.

•

In September 2013, the Company entered into a book deal with a physician equity owner. In March 2015, the Company entered into a marketing agreement with that physician equity owner and a marketing services company owned by the physician equity owner’s father. The Company paid $3.1 million and $1.0 million to the marketing services entity during the years ended December 31, 2015 and 2014, respectively.

27. Commitments and Contingencies

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially impact the financial position, results of operations or liquidity of the Company.

Elite Ambulatory Surgery Centers, LLC (“Elite”) filed suit against Athas Health, LLC (“Athas”) and Nobilis Health Corp. in Harris County Texas in early 2015. The lawsuit alleged that our acquisition of Athas caused Athas to violate an exclusive marketing services agreement between itself and Elite, and also caused Athas to violate a non-competition covenant contained in the operating agreements of Elite-affiliate entities in which Athas was an equity owner. As of December 31, 2015 parties to the Elite Litigation are in settlement discussions. The Company currently maintains a reserve of $0.3 million for potential exposure, which we consider adequate.

Shareholder Lawsuits

After the Company announced it would be restating its 2014 annual financial statements and 2015 first and second quarter interim financial statements, one complaint, Schott v. Nobilis Health Corp. et al, was filed in the United States District Court for the Southern District of Texas against the Company, our former chief executive officer and our current chief financial officer. The complaint seeks class action status on behalf of our shareholders and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of the restatement and seeks undisclosed damages. The defendants intend to vigorously defend against these claims and filed a motion to dismiss the consolidated complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants. In response, the Plaintiff filed an amended complaint on March 7, 2016. The deadline to move to seek to be appointed lead plaintiff is March 21, 2016. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

In addition, a statement of claim (complaint), Vince Capelli v Nobilis Health Corp. et. al, was filed on January 8, 2016 in the Ontario Superior Court of Justice under court file number CV-16-544173 naming Nobilis Health Corp., certain current and former officers and the Company’s former auditors as defendants. The statement of claim seeks to advance claims on behalf of the plaintiff and on behalf of a class comprised of certain of our shareholders related to, among other things, alleged certain violations of the Ontario Securities Act and seeks damages in the amount of C$80 million plus interest. The defendants intend to vigorously defend against these claims. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

28. Subsequent Events

On March 11, 2016, the Company entered into the Fourth Amendment (the “Amendment”) to Credit Agreement among Northstar Healthcare Acquisitions, L.L.C. and Healthcare Financial Solutions, LLC (as successor in interest to General Electric Capital Corporation), amending among other things certain of the Company’s covenants under the Loan Agreement. The amended covenants (i) increase the amount of Capital Lease Obligations applicable to the covenants (as such term is defined in the Loan Agreement, as amended) permitted under the Loan Agreement from $1 million to $3 million and (ii) limits the amount of extensions of credit and capital contributions between non wholly owned Credit Parties to $16 million at any time outstanding. For purposes of determining the total amount of credit and capital contributions involving non-wholly owned subsidiary Credit Parties that remain outstanding from time to time, the aggregate amount of capital contributions made in a Credit Party will be reduced by the aggregate amount of distributions or dividends paid by such Credit Party to a Credit Party that is a Wholly-Owned Subsidiary since the date the initial capital contributions were made, and the aggregate amount of credit extensions made to a Credit Party will be reduced by the amount of principal repayments made on such credit extensions.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.	Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on that evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

Management identified the following material weaknesses as of December 31, 2015:

•

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. GAAP necessary to support our operations.

•	We did not apply the appropriate level of review, oversight and segregation of duties to the accounting and financial reporting function.

•	We did not have entity level controls relevant to the financial reporting objectives.

•

We did not implement a procedure or control to periodically review the access granted in order to ensure that users of our information systems had the appropriate access relative to the user’s job responsibilities.

•	We did not restrict and maintain network access accounts to only employees in the information technology department and had no compensating controls.

•

We did not have procedures or controls to perform quarterly obsolete inventory analyses and reconcile the inventory listings to the trial balance. There was no review and approval of the information used.

•	We did not have a process in place to review third party service providers’ Service Organization Controls reports.

•	We did not have proper controls in place to monitor debt covenants and detect compliance defaults in our Loan Agreement in a timely manner.

•	We did not have controls in place to ensure that policies and procedures are followed with respect to application change management for AdvantX.

Remediation Plan

In light of these material weaknesses, in preparing our financial statements as of and for the years ended December 31, 2015 and 2014, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP.

Our management has been actively engaged in remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended to address the identified material weaknesses and to enhance our overall control environment:

•	On July 9, 2015, we appointed Mr. Kenneth Klein to serve as the Company's Chief Financial Officer. Our previous CFO assumed other responsibilities with our accounting and finance organization.

•

During the third quarter of 2015, we strengthened our accounting and financial reporting group with the addition of five new professionals with knowledge, experience, and training in the application of U.S. GAAP to our accounting and finance organization. We also engaged third party accountants during the fourth quarter of 2015 who are providing assistance with significant, infrequently occurring transactions.

•	We are currently reviewing and implementing remediation steps providing for more detailed supervisory review processes as part of our financial statement close process.

•	On September 21, 2015, we appointed Dr. Lee McMillian to serve as the Company Vice President of Information Technology. This was a newly created position for the Company.

•

During the fourth quarter of 2015 and first quarter of 2016, we strengthened our information technology department by adding six information technology professionals with knowledge of security, networking and infrastructure.

•	We have also invested approximately $0.3 million in hardware and software upgrades.

Management believes that the foregoing efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or to modify the remediation plan described above

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm as the Company qualifies as an “emerging growth company” under the Jumpstart Our Business Start-ups Act of 2012.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identified material weaknesses regarding personnel, oversight of significant, infrequently occurring transactions, supervisory review processes, and information technology.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Nobilis Health Corp. Proxy Statement for our 2016 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Nobilis Health Corp. Proxy Statement for our 2016 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Nobilis Health Corp. Proxy Statement for our 2016 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Nobilis Health Corp. Proxy Statement for our 2016 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Nobilis Health Corp. Proxy Statement for our 2016 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report or incorporated by reference:

(1)	The consolidated financial statements of the Company included in Part II, Item 8—Financial Statements of this Annual Report

(2)	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated by reference to a prior filing as indicated, unless designated by a *.

(b)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Nobilis Health Corp.’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)

3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to Nobilis Health Corp.’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)

3.3	Articles (incorporated by reference to Exhibit 3.1 to Nobilis Health Corp.’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)

4.1

Warrant Indenture dated May 13, 2015 by and between Nobilis Health Corp. and CST Trust Company (incorporated by reference to Exhibit 4.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated May 13, 2015 filed with the SEC on May 15, 2015)

10.1

Assignment and Assumption of Base Year Medical Office Building between NHSC-Scottsdale, LLC and Brown Medical Center, Inc., dated January 8, 2014 (incorporated by reference to Exhibit 10.5 to Nobilis Health Corp’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)

10.2

Agency Agreement between Northstar Healthcare Inc. and PI Financial Corp. dated December 16, 2013 (incorporated by reference to Exhibit 10.6 to Nobilis Health Corp’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)

10.3

Sale and Repurchase Agreement between Northstar Healthcare Inc. and Northstar Healthcare Holding, Inc. dated May 17, 2007 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 1, filed with the SEC on October 9, 2014)

10.4

Master Agreement by and between First Surgical Partners Holdings, Inc. and Northstar Healthcare Inc. dated September 2, 2014 (incorporated by reference to Exhibit 10.9 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 1, filed with the SEC on October 9, 2014)

10.5

Agency Agreement between Northstar Healthcare Inc. and PI Financial Corp. dated September 26, 2014 (incorporated by reference to Exhibit 10.10 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 1, filed with the SEC on October 9, 2014)

10.6

Amendment to Master Agreement by and between First Surgical Partners Holdings, Inc. and Northstar Healthcare Inc. dated September 2, 2014 (incorporated by reference to Exhibit 10.10 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.7

Lease Agreement between Cole River Oaks, Ltd. and Northstar Healthcare, Inc. (incorporated by reference to Exhibit 10.11 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.8

Medical Office Building Lease Agreement between Southwest Professional Building, Ltd. and Microsurgery Institute LLC dated June 1, 2012 (incorporated by reference to Exhibit 10.13 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.9

Assignment and Assumptions of Lease between Microsurgery Institute LLC and Northstar Healthcare Inc. dated December 1, 2013 (incorporated by reference to Exhibit 10.14 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.10

Sublease between Northstar Healthcare Inc. and NHS ASC- Dallas, LLC dated December 1, 2013 (incorporated by reference to Exhibit 10.15 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.11

Retail Lease Bissonnett Shopping Center, Suite 4811 4803-B Bissonnet, Houston, Texas 77401 between Lenox Hill Holdings, Ltd. and First Street Surgical Center dated January 2005 (incorporated by reference to Exhibit 10.16 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.12

First Amendment to Lease between Lenox Hill Holdings, Ltd. and First Street Surgical Center dated August 25, 2010 (incorporated by reference to Exhibit 10.17 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.13

Second Amendment to Lease between Lenox Hill Holdings, Ltd. and First Street Surgical Center dated February 1, 2012 (incorporated by reference to Exhibit 10.18 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.14

Second Amendment to Lease between Lenox Hill Holdings, Ltd. and First Street Surgical Center dated November 29, 2013 (incorporated by reference to Exhibit 10.19 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.15

Assignment of Lease between First Street Surgical Center and First Nobilis, LLC dated September 29, 2014 (incorporated by reference to Exhibit 10.20 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.16

Building Lease between First Street Holdings, Ltd. and First Street Hospital LP dated September 17, 2006 (incorporated by reference to Exhibit 10.21 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.17

Second Amendment to Lease Agreement First Street Holdings, Ltd. and First Street Hospital LP dated December 1, 2013 (incorporated by reference to Exhibit 10.17 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.18

Lease Agreement between Lenox Hill Holdings, Ltd. and First Street Hospital, LP dated December 1, 2103 (incorporated by reference to Exhibit 10.24 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.19

Building Lease between Islington, Ltd. and First Street Surgical Center, LP dated April 1, 2013 (incorporated by reference to Exhibit 10.26 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.20

First Amendment to Lease between First Street Holdings, Ltd. and First Street Surgical Center, LP dated April 1, 2013 (incorporated by reference to Exhibit 10.27 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.21

Second Amendment to Lease between First Street Holdings, Ltd. and First Street Surgical Center, LP dated December 1, 2013 (incorporated by reference to Exhibit 10.28 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.22

Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated August 5, 2009 (incorporated by reference to Exhibit 10.30 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.23

First Amendment to Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated June 22, 2010 (incorporated by reference to Exhibit 10.31 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.24

Second Amendment to Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated October 7, 2010 (incorporated by reference to Exhibit 10.32 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.25

Third Amendment to Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated June 30, 2011 (incorporated by reference to Exhibit 10.33 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.26

Membership Interest Purchase Agreement between Northstar Healthcare Subco, LLC, Northstar Healthcare Inc., Athas Health, LLC and the Individual Seller Parties dated November 26, 2014 (incorporated by reference to Exhibit 10.34 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.27

Registration Rights Agreement dated November 26, 2014 (incorporated by reference to Exhibit 10.37 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.28

NHC ASC – Dallas, LLC Company Agreement (incorporated by reference to Exhibit 10.38 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.29

Third Amended and Restated Agreement of Limited Partnership of Medical Ambulatory Surgical Suite, LP (incorporated by reference to Exhibit 10.39 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.30

Confidential Executive Transition Agreement between Northstar Healthcare Acquisitions and Donald Kramer, dated December 1, 2014 (incorporated by reference to Exhibit 10.42 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 3, filed with the SEC on January 29, 2015)

10.31

Credit Agreement dated as of March 31, 2015 by and among Nobilis Health Corp., Northstar Healthcare Holdings, Inc., Northstar Healthcare Acquisitions, L.L.C., the Credit Parties named therein, and General Electric Capital Corporation (incorporated by reference to Exhibit 1.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated April 1, 2015 filed with the SEC on April 2, 2015)

10.32	Term Note dated as of May 31, 2015 (incorporated by reference to Exhibit 1.2 to Nobilis Health Corp.’s Current Report on Form 8-K dated April 1, 2015 filed with the SEC on April 2, 2015)

10.33	Revolving Loan Note dated as of May 31, 2015 (incorporated by reference to Exhibit 1.3 to Nobilis Health Corp.’s Current Report on Form 8-K dated April 1, 2015 filed with the SEC on April 2, 2015)

10.34

Guaranty and Security Agreement dated as of March 31, 2015 by and among Northstar Healthcare Acquisitions, L.L.C., the Grantors named therein and General Electric Capital Corporation (incorporated by reference to Exhibit 1.4 to Nobilis Health Corp.’s Current Report on Form 8-K dated April 1, 2015 filed with the SEC on April 2, 2015)

10.35

Second Amendment to Credit Agreement and Conditional Waiver dated as of July 30, 2015 among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties named therein and General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to Nobilis Health Corp.’s Current Report on Form 8-K dated July 29, 2015 filed with the SEC on August 4, 2015)

10.36

Partnership Interest Purchase Agreement dated as of April 18, 2015 by and among Nobilis Health Holdings Corp., Victory Parent Company LLC and Victory Medical Center Houston GP, LLC (incorporated by reference to Exhibit 1.4 to Nobilis Health Corp.’s Current Report on Form 8-K dated April 18, 2015 filed with the SEC on April 27, 2015)

10.37	Underwriting Agreement dated as of May 13, 2015 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated May 13, 2015 filed with the SEC on May 15, 2015)

10.38

Asset Purchase Agreement dated as of July 28, 2015, by and among Marsh Lane Surgical Hospital, LLC, Nobilis Health Corp., Victory Medical Center Plano, LP and Victory Parent Company, LLC (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated July 29, 2015 filed with the SEC on August 4, 2015)

10.39

Loan Agreement dated as of July 30, 2015 between Marsh Lane Surgical Hospital, LLC and LegacyTexas Bank (incorporated by reference to Exhibit 10.2 to Nobilis Health Corp.’s Current Report on Form 8-K dated July 29, 2015 filed with the SEC on August 4, 2015)

10.40	Term Note dated July 30, 2015 (incorporated by reference to Exhibit 10.3 to Nobilis Health Corp.’s Current Report on Form 8-K dated July 29, 2015 filed with the SEC on August 4, 2015)

10.41

Guaranty dated as of July 30, 2015 by Nobilis Health Corp. (incorporated by reference to Exhibit 10.4 to Nobilis Health Corp.’s Current Report on Form 8-K dated July 29, 2015 filed with the SEC on August 4, 2015)

10.42

Subordination Agreement dated as of July 30, 2015 by and between LegacyBank Texas, General Electric Capital Corporation, consented to and acknowledged by Nobilis Health Corp. (incorporated by reference to Exhibit 10.5 to Nobilis Health Corp.’s Current Report on Form 8-K dated July 29, 2015 filed with the SEC on August 4, 2015)

10.43

Confidential Agreement effective as of June 30, 2015, by and among Nobilis Health Corp, Northstar Healthcare Subco, LLC, and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Quarterly Report on Form 10-Q/A filed with the SEC on September 28, 2015)

10.44

Lease between FSP Energy Tower I Limited Partnership and Northstar Healthcare Acquisitions, LLC for the lease of the corporate headquarters of Nobilis Health Corp., dated May 20, 2015 (incorporated by reference to Exhibit 10.58 to Nobilis Health Corp.’s Registration Statement on Form S-1 filed with the SEC on August 28, 2015)

10.45

Employment Agreement dated as of April 30, 2015 by and among Harry J. Fleming, Northstar Healthcare Acquisitions, L.L.C. and Northstar Healthcare Inc. (incorporated by reference to Exhibit 10.59 to Nobilis Health Corp.’s Registration Statement on Form S-1 filed with the SEC on August 28, 2015)

10.46

Employment Agreement dated as of February 1, 2015 by and among Matthew Maruca, Northstar Healthcare Acquisitions, L.L.C. and Nobilis Health Corp. (incorporated by reference to Exhibit 10.60 to Nobilis Health Corp.’s Registration Statement on Form S-1 filed with the SEC on August 28, 2015)

10.47

Master Agreement by and between SH Operating, LLC, The Pain Center Alliance, LLC, and Nobilis Health Corp. dated September 22, 2015 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on September 28, 2015)

10.48

Operating Agreement of Perimeter Road Surgical Hospital, LLC, by and among Northstar Healthcare Subco, LLC, SH Operating, LLC and The Pain Center Alliance, dated October 31, 2015 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on November 5, 2015)

10.49

Sublease Agreement by and between SH Operating, LLC and Perimeter Road Surgical Hospital, LLC, dated October 31, 2015 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on November 5, 2015)

10.50

Third Amendment to Credit Agreement dated as of November 30, 2015, among Northstar Healthcare Acquisitions, L.L.C. and Healthcare Financial Solutions, LLC (as successor in interest to General Electric Capital Corporation) (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on December 4, 2015)

10.51

Conditional Waiver Letter Agreement dated as of November 30, 2015, by and between Northstar Healthcare Acquisitions, L.L.C. and Healthcare Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on December 4, 2015)

10.52

Separation Agreement and Release, dated as of January 6, 2016, by and between Nobilis Health Corp. and Chris Lloyd (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on January 8, 2016)

10.53*

Fourth Amendment to Credit Agreement dated as of March 11, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties thereto and Healthcare Financial Solutions, LLC (as successor in interest to General Electric Capital Corporation)

10.54*	Waiver Letter dated March 11, 2016, by and between Healthcare Financial Solutions, LLC and Northstar Healthcare Acquisitions, L.L.C.

21.1*	List of Subsidiaries

23.1*	Consent of Calvetti Ferguson P.C.

23.2*	Consent of Crowe Horwath LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOBILIS HEALTH CORP.
(Registrant)

Dated: March 15, 2016	/s/ Harry Fleming
Harry Fleming
Chief Executive Officer
(Principal Executive Officer)

Dated: March 15, 2016	/s/ Kenneth Klein
Kenneth Klein
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2016	/s/ Steve Ozonian
Steve Ozonian
Chairman of the Board and Director

Dated: March 15, 2016	/s/ Harry Fleming
Harry Fleming
Director

Dated: March 15, 2016	/s/ Rich Ganley
Rich Ganley
Director

Dated: March 15, 2016	/s/ Jennifer Hauser
Jennifer Hauser
Director