Form 10-K/A
period 2015-12-31
Nobilis Health Corp.
filed 2016-04-29
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No [   ]

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]         No [X]

The aggregate market value of Common Shares held by non-affiliates of the Registrant as of June 30, 2015, based on the closing price of $6.80 per share on the NYSE MKT on such date, was approximately $326,359,696.

The number of the registrant’s common shares outstanding as of April 11, 2016 was 76,755,978 shares.

Documents incorporated by reference

None

EXPLANATORY NOTE

            Nobilis Health Corp. (the “Company”) is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”) (1) to add the date to the report of the Company’s independent registered public accounting firm included in Part II, Item 8 –Financial Statements and Supplementary Data of the Annual Report and (2) to revise Part III of the Annual Report to include the information previously omitted from the Annual Report. The date was inadvertently omitted from the independent registered public accounting firm’s report in Part II, Item 8 of the Annual Report as a result of a typographical error. The Company had received the manually signed report of its independent registered public accounting firm prior to the filing of the Annual Report.

            This Amendment to the Annual Report (the “Form 10-K/A”) continues to speak as of the date of filing of the Annual Report, and except as expressly set forth herein we have not updated the disclosures contained in this Form 10-K/A to reflect any events that occurred at a date subsequent to the filing of the Annual Report.

ii

PART II

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

            We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobilis Health Corp. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Dallas, Texas
March 15, 2016

PART III

Item 10. Directors, Executive Officers and Corporate Governance

            The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of April 20, 2016.

Name	Position	Age
Harry Fleming	Chief Executive Officer, Director	57(1)
Kenneth Klein	Chief Financial Officer	49(2)
Kenneth Efird	Executive Vice President and Chief Operating Officer	36(3)
Steve Ozonian	Director	61(4)
Richard Ganley	Director	56(5)
Jennifer Hauser	Director	48(6)
Matthew K. Maruca	General Counsel and Corporate Secretary	35(7)

(1)	Effective September 2010, Harry Fleming was appointed as a member of the Board of Nobilis. Mr. Fleming was appointed as Chief Executive Officer effective January 6, 2016.
(2)	Effective July 9, 2015, Kenneth Klein was appointed as Chief Financial Officer of Nobilis.
(3)	Effective January 29, 2016, Kenneth Efird was appointed Executive Vice President and Chief Operating Officer of Nobilis.
(4)	Effective April 30, 2015, Steve Ozonian was appointed as a member of the Board of Nobilis.
(5)	Effective June 2013, Richard Ganley was appointed as a member of the Board of Nobilis.
(6)	Effective June 2013, Jennifer Hauser was appointed as a member of the Board of Nobilis.
(7)	Effective October 2, 2014, Matthew Maruca was appointed as General Counsel and Corporate Secretary of Nobilis while with the law firm Baker Donelson. He joined the Company full time in February 2015.

            Set forth below is biographical information with respect to each of the aforementioned individuals.

            Harry Fleming. Mr. Fleming has served as our Chief Executive Officer since January 2016. He is a member of our Board since 2010. Mr. Fleming served as Executive Director of the Company from April 2015 to January 2016, President of the Company from November 2014 to April 2015 and also as Chief Financial Officer of the Company from March 2013 to November 2014. Mr. Fleming was previously Chief Executive Officer and Director for Acro Energy. Mr. Fleming has over 25 years of legal experience in corporate finance and securities law and has focused much of his career on emerging growth companies, mergers and acquisition, strategic business planning and alliances, and investor relations. His background includes venture capital representation, business strategy consulting, public company representation, mergers and acquisitions with high tech firms in Houston and Boston. He also has extensive experience with consolidating companies in the waste management industry. Having spent more than 20 years working at law firms in Houston and Boston, Mr. Fleming maintains the highest rating (AV) of U.S. attorneys by Martindale-Hubbell. He also acted as general counsel and chief financial officer for several companies with an emphasis on start-up and growth strategies. Mr. Fleming is admitted to practice law in the State of Texas and the Commonwealth of Massachusetts. He also is admitted to practice before the U.S. Supreme Court. Mr. Fleming received his MBA from Boston College in 1999, his Doctorate of Jurisprudence from the University of Houston in 1983 and his BA from the University of St. Thomas in 1980.

            Kenneth Klein. Mr. Klein has served as our Chief Financial Officer since July 2015. Mr. Klein served as the Company’s Chief Accounting Officer since April 2015. Prior to joining Nobilis, Mr. Klein served for over five years as Senior Vice President, Chief Financial Officer and Treasurer of the Menninger Clinic, one of the nation’s leading inpatient psychiatric hospitals. Mr. Klein has over 26 years of experience in financial accounting & reporting, analysis, management, auditing, treasury and human resources, focusing primarily in the health care, construction and financial services industries. Mr. Klein began his career in 1988 with KPMG Peat Marwick in the audit practice. After KPMG, Mr. Klein has held various financial leadership positions with Texas Children’s Hospital, Memorial Hermann Healthcare System, Thermo Fisher Scientific, Castle Dental Centers, in addition to previously serving as the Company’s Chief Financial Officer from 2007 to 2010. Mr. Klein graduated with a B.S. in accounting from Sacred Heart University in Fairfield, Connecticut, where he was a member of Phi Beta Kappa and graduated with an M.B.A. and Post Baccalaureate in Accounting from TWU in Houston Texas. A licensed CPA, Mr. Klein is also an adjunct professor of accounting for University of Houston – Downtown and for Lone Star College.

            Kenneth Efird. Dr. Efird has served as our Executive Vice President and Chief Operating Officer since January 2016. Prior to that, Dr. Efird served as the Company in various roles from November 2010 through January 2016. Dr. Efird served as the Company’s Chief Operations Officer from January 2013 to December 2015, and from November 2010 through December 2012, he served as Chief Business Development Officer and Director of Clinical Operations. In his roles at Nobilis, Dr. Efird has been responsible for managing center operations, revenue cycle management, business development, sales, and marketing divisions. Dr. Efird received his doctorate degree from Texas Chiropractic College in 2003.

            Matthew K. Maruca. Mr. Maruca has served as our General Counsel and Corporate Secretary since October 2014. Prior to joining the Company, Mr. Maruca was an attorney at the law firm Baker Donelson focusing on general corporate and healthcare law matters from October 2014 to February 2015, during which time he also acted as outside General Counsel. Mr. Maruca joined Baker Donelson in October 2014 with other members of the healthcare group at the law firm Strasburger & Price LLC, where he had worked since January 2014. Mr. Maruca also served as Corporate Counsel of the Company from April 2011 to January 2014. Mr. Maruca holds a Doctorate of Jurisprudence from Tulane University Law School, where he graduated cum laude, and a B.A. from Boston College, where he was a member of Phi Beta Kappa and graduated summa cum laude.

            Steve Ozonian. Steve Ozonian is an independent member of our Board since April 2015 and has served as the Chairman of the Board since January 2016. Mr. Ozonian serves as chair of the audit and compliance committees of the Board. Mr. Ozonian has served at other public companies such as Prudential as Chairman and Chief Executive Officer of its residential and corporate services companies and also as the Chief Executive Officer of Realtor.com and Real Estate.com all having Sarbanes-Oxley Act of 2002 and government regulatory obligations. Mr. Ozonian also served as the national executive for residential at Bank of America and the Chief Executive Officer at Global Mobility Solutions. Mr. Ozonian brings significant experience as an operations executive and advisor towards the use of the Internet and technology to generate customers and improve the user experience through transparency and empowerment. Mr. Ozonian serves as the lead director of Lending Tree and is a board member at Realty Mogul, Williston Financial Group and Realty Trac.

            Richard Ganley. Mr. Ganley is a member of our Board since June 2013. Mr. Ganley is the Chief Executive Officer and Positive Impact Executive for Van Go Activities and Beehive Logistics & Mobility Innovations. He has lived in Arizona since 1977 and has over 30 years of experience in the transportation, technology, healthcare, and service industries. Mr. Ganley is the founder and former Chief Executive Officer of Global Mobility Solutions, a worldwide leader in transportation and mobility solutions. He is also credited with pioneering many Internet tools and services in use today on the World Wide Web. He was the Co-Founder and Chief Executive Officer of Homefair.com, which was one of the first 700 “Dot Com” companies in the world. Mr. Ganley has extensive experience in the financial sector and has held a Series 7-General Securities Representative License, Series 6 – Investment Company Products/Variable Contracts Limited Representative License, Series 63 – Uniform Securities Agent License as well as his Life, Health, Property & Casualty Insurance License, and an Arizona Real Estate License.

            Jennifer Hauser. Ms. Hauser is a member of our Board since June 2013. Ms. Hauser is a consumer health, wellness and lifestyle specialist and has worked with leading national brands, hospitals, and public health organizations for over 22 years. She actively represents leading health, food/nutrition and consumer product and technology companies including Merck Consumer Healthcare, Glaxo SmithKline, Pfizer, Johnson & Johnson, The Dannon Company, GNC, Microsoft, SpaFinder Wellness, and the American Heart Association. Ms. Hauser is also on the faculty at New York University in the School of Continuing and Professional Studies and a board member of the American Diabetes Association NY Chapter, and on the American Heart Association Consumer Health board committee.

Family Relationships

            There are no family relationships between any of our directors or executive officers.

Legal Proceedings

            No director or officer of the Company is a party adverse to the Company or any of its subsidiaries, or has a material interest adverse to the Company or any of its subsidiaries. During the past ten years, no director or executive officer of the Company has:

(a)

filed or has had filed against such person, a petition under the U.S. federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which such person was a general partner, at or within two years before the time of filing, or any corporation or business association of which such person was an executive officer, at or within two years before such filings;

(b)	been convicted or pleaded guilty or nolo contendere in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)

been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s activities in any type of business, securities, trading, commodity or banking activities;

(d)

been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any U.S. federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business, securities, trading, commodity or banking activities, or to be associated with persons engaged in any such activity;

(e)

been found by a court of competent jurisdiction in a civil action or by the SEC, or by the U.S. Commodity Futures Trading Commission to have violated a U.S. federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(f)

been the subject of, or a party to, any U.S. federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any U.S. federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(g)

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C.78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the U.S. Commodity Exchange Act (7 U.S.C.1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

            We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors. The code is available on our web site, www.nobilishealth.com, under the “Investor Relations” tab. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Committees of the Board of Directors

            Our Board of Directors has the authority to appoint committees to perform certain management and administration functions. Our Board of Directors currently has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, Compliance Committee and a Strategic Acquisitions Committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by the Board of Directors. The charters for each of these committees are available on our website at www.nobilishealth.com.

Audit Committee

            We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Steve Ozonian, Richard Ganley and Jennifer Hauser, each of whom satisfies the independence requirements under NYSE MKT listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairman of our Audit Committee is Mr. Ozonian. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with Audit Committee requirements. In arriving at this determination, our Board of Directors has examined each Audit Committee member’s scope of experience. The Board of Directors of the Company has determined that Mr. Ozonian is considered an audit committee financial expert as defined by Item 407 of Regulation S-K.

            The purpose of the Audit Committee is to assist our Board of Directors with oversight of (i) the quality and integrity of our financial statements and its related internal controls over financial reporting, (ii) our compliance with legal and regulatory compliance, (iii) the independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our independent registered public accounting firm. The Audit Committee’s primary function is to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance.

Compensation Committee

            Our Compensation Committee consists of Steve Ozonian, Richard Ganley and Jennifer Hauser, each of whom our Board of Directors has determined to be independent under NYSE MKT listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act, and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code. The chairperson of our Compensation Committee is Mr. Ganley.

            The primary purpose of our Compensation Committee is to oversee the policies of our Company relating to compensation of our executives and make recommendations to our Board of Directors, as appropriate, with respect to such policies. The goal of such policies is to ensure that an appropriate relationship exists between executive pay and the creation of shareholder value, while at the same time motivating and retaining key employees.

Nominating and Corporate Governance Committee

            Our Nominating and Corporate Governance Committee consists of Richard Ganley and Jennifer Hauser, each of whom our Board of Directors has determined to be independent under NYSE MKT listing standards. The chairman of our Nominating and Corporate Governance Committee is Ms. Hauser.

            The primary purposes of our Nominating and Corporate Governance Committee are to (i) identify, review and recommend qualified candidates for membership on our Board of Directors and the Board committees, (ii) develop and recommend to the Board of Directors the appropriate corporate governance principles and practices and (iii) oversee the evaluation of the Board of Directors through the annual review of the performance of the Board and its committees.

Compliance Committee

            Our Compliance Committee consists of Steve Ozonian and Richard Ganley. The chairman of our Compliance Committee is Mr. Ozonian.

            The primary purposes of our Compliance Committee are to (i) assist the Board in fulfilling its responsibilities relating to our regulatory compliance activities and (ii) monitor and evaluate our compliance with all federal, state and local regulatory requirements to which we are subject; provided, however, that the Compliance Committee is not responsible for obligations relating to compliance with tax and securities-related laws, rules or regulations, which remain the responsibility of the Audit Committee.

Strategic Acquisitions Committee

            The Board’s Strategic Acquisitions Committee, consisting of Steve Ozonian and Richard Ganley, assists the Board in fulfilling its responsibilities relating to the development, articulation, and execution of the Company’s long-term strategic plan, and the review, evaluation, and approval of certain strategic transactions.

Other Committees

            In addition to the committees set forth above, the Board may periodically establish other standing or special committees to assist it with the performance of its responsibilities. For example, during 2015, the Board formed two Special Committees consisting solely of independent directors for various purposes. Each Special Committee has the maximum power delegable to a committee of our Board under British Columbia law and has the authority to engage its own financial and legal advisors.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors, and persons who beneficially own more than 10% of our common shares (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

            Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended December 31, 2015, except as set forth below, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

NAME & NATURE OF AFFILIATION	LATE REPORTS (TRANSACTIONS)	REPORTS NOT FILED
Donald Kramer, 10% Owner	1 Late Form 3 (1 transaction) 2 Late Form 4s (2 transactions)	--
Harry Fleming, Officer & Director	1 Late Form 3 (1 transaction) 1 Late Form 4 (3 transactions) 1 Late Form 5 (1 transaction)	1 Form 4 transaction timely reported on Form 5
Matthew Maruca, Officer	No Late Transactions	--
Steve Ozonian, Director	1 Late Form 3 (1 transaction)	--
Richard Ganley, Director	No late transactions	4 Form 4 transactions timely reported on a Form 5
Jennifer Hauser, Director	1 Late Form 3 (1 transaction)	--
Kenneth Klein, Officer	1 Late Form 4 (1 transaction)	--
Lloyd, Christopher	1 Late Form 3 (1 transaction) 1 Late Form 4 (1 transaction)	3 Form 4 transactions timely reported on a Form 5
Chen, Andy Kuang	1 Late Form 3 (1 transaction)	--

Material Changes in Director Nominations Process

            There have not been any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Item 11. Executive Compensation

            The following is a discussion and analysis of compensation arrangements of our named executive officers, or NEOs. As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

            We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Summary Compensation Table

            The following table shows information regarding the compensation of our named executive officers for services performed for the two year period ended December 31, 2015 and 2014.

							Non-Equity
					Stock	Option	Incentive Plan	All Other
					Awards	Awards	Compensation	Compensation
Name and Principal Positions	Year	Salary($)	Bonus($)		($) (1)	($)(1)	(2)	($) (3)	Total($)
Chris Lloyd	2015	$607,013	$—		—	$—	$—	$—	$607,013
Former Chief Executive Officer (4)	2014	46,154	—		—	1,752,404	—	8,048	1,872,635

Kenneth Klein	2015	174,784	50,000	(6)	—	1,568,332	106,800	6,983	1,906,899
Chief Financial Officer(5)

Harry Fleming	2015	460,103	—		—	—	180,000	7,246	647,349
Former President, Executive , Chairman of the Board and Chief Financial Officer (7)	2014	330,651	—		3,162,378	—	112,000	13,361	3,618,390

Andy Chen	2015	225,919	—			—	—	10,387	236,306
Former Chief Financial Officer(8)	2014	160,174				171,654	73,500	7,890	412,999

Donald Kramer
Former Chief Executive Officer(9)	2014	365,250			2,453,065	—	122,500	7,992	2,948,807

(1)

The amounts shown represent the grant date fair value of restricted share and option awards calculated in accordance with FASB ASC Topic 718. For detailed information on the assumptions used for purposes of valuing share and option awards, see notes 19 and 20 of the audited consolidated financial statements included in our Annual Report for the assumptions used in calculating these amounts.

(2)

Amounts reported in the “Non-Equity Incentive Plan Compensation” column represent cash amounts paid under our bonus program, a non-equity incentive program for the achievement of corporate operating goals/performance, as described under the section entitled “Terms and Conditions of Annual Bonuses” below.

(3)	Represents matching contributions made to the employee’s 401(k) Plan account.
(4)

Mr. Lloyd was appointed Chief Executive Officer on November 26, 2014 and resigned from such position on January 6, 2016. The terms of Mr. Lloyd’s Separation and Release Agreement are described in “Employment Agreements” below.

(5)	Mr. Klein commenced employment with us on May 4, 2015 and was appointed Chief Financial Officer on July 9, 2015.
(6)	Mr. Klein received a 50,000 signing bonus upon joining the Company in May 2015.
(7)	Mr. Fleming served as the Chief Financial Officer until August 1, 2014.
(8)	Mr. Chen was appointed Chief Financial Officer on August 1, 2014 and resigned from such position on July 9, 2015.
(9)	Dr. Kramer served as Chief Executive Officer until November 26, 2014.

Outstanding Equity Awards at 2015 Fiscal Year End – Granted to Executives

            The following table sets forth all outstanding equity awards held by each of the named executive officers as of December 31, 2015.

	Option Awards						Stock Awards
			Number of	Number of				Market
			Securities	Securities				Value of
			Underlying	Underlying			Number of	Shares or
			Unexercised	Unexercised			Shares of	Units of
	Vesting		Options	Options	Option	Option	Stock That	Stock That
	Commencement		Exercisable	Unexercisable	Exercise	Expiration	Have Not	Have Not
Executive Officers	Date		(#)	(#)	Price (C$)	Date	Vested (#)	Vested ($)
Chris Lloyd	01/01/2015	(2)	548,218	500,000	1.87	12/01/2024	—	$—
	01/01/2015		451,782	—	3.44	01/01/2025	—	—

Kenneth Klein	05/01/2016	(3)	—	150,000	7.94	07/06/2025	—	—
	09/22/2016	(4)	—	150,000	6.07	09/22/2025	—	—

Harry Fleming	—		—	—	—	—	—	—

Andy Chen	12/04/2013		80,000	—	0.95	05/09/2024	—	—
	05/09/2014		200,000	—	1.06	05/09/2024	—	—

(1)	Unless otherwise noted, each stock option (“Option”) was granted pursuant to our First Amended Nobilis Health Corp. Stock Option Plan (the “Stock Option Plan”).
(2)

Options granted outside of the Stock Option Plan in connection with the Athas acquisition and approved by the Toronto Stock Exchange in 2014 and vest as to 48,218 on January 1, 2015; 500,000 on November 26, 2015 and 500,000 on November 26, 2016, subject to continued service with our company through the applicable vesting dates and accelerated vesting under certain circumstances, as described under the section entitled “Employment Agreements” below.

(3)

Options vest as to 50,000 on May 1, 2016, 50,000 on May 1, 2017 and 50,000 on May 1, 2018, subject to continued service with our company through the applicable vesting dates and accelerated vesting under certain circumstances in accordance with the Stock Option Plan.

(4)

Options vest as to 50,000 on September 22, 2016, 50,000 on September 22, 2017 and 50,000 on September 22, 2018, subject to continued service with our company through the applicable vesting dates and accelerated vesting under certain circumstances in accordance with the Stock Option Plan.

Employment Agreements

            As of December 31, 2015, we had employment agreements with three executives: Harry Fleming, Christopher Lloyd and Matthew Maruca.

            Christopher Lloyd, Chief Executive Officer. Base compensation and Term. Mr. Lloyd’s employment agreement, effective as of November 26, 2014, as amended by the First Amendment to Employment Agreement effective as of the same date, has a term of 3 years and will automatically renew for additional 1 year terms unless the employment agreement is terminated by either party at least 30 days prior to the end of the initial 3-year term or any subsequent 1-year term. Mr. Lloyd’s salary is $600,000 in the first year of the initial term and increases to $625,000 and $650,000 in years 2 and 3, respectively.

            Termination Provisions. Mr. Lloyd may terminate his employment agreement with “good reason” upon the occurrence of any of the following: i) a diminution in title or duties, ii) a failure by our company to substantially perform any material term in his employment agreement, iii) relocation of our company’s principal place of business more than 50 miles from its current location, iv) a reduction in salary or benefits other than as the result of adverse financial conditions of our company, or v) a change in control of our company.

            The Company may terminate Mr. Lloyd’s employment agreement for “cause” upon the occurrence of any of the following: i) a failure to perform substantially all of his duties, ii) his dishonesty or gross negligence, iii) his conviction or nolo contendere plea to a felony, iv) any willful act or omission by him that is materially injurious to the financial condition or business reputation of our company, v) his failure to comply with a written directive of the Board or Chief Executive Officer, or vi) a breach of the non-competition or intellectual property confidentiality provisions contained in the employment agreement.

            In the event that Mr. Lloyd terminates his employment agreement for “good reason” or our company terminates his employment agreement without “cause”, Mr. Lloyd is entitled to receive one year’s base salary as a separation benefit.

            Incentive Compensation. In addition to his base salary, Mr. Lloyd may receive certain cash and equity incentive compensation. Mr. Lloyd participates in our company’s Short Term Incentive Program, which entitles him to receive as a bonus, up to 40% of his yearly base salary if our company achieves certain financial metrics established each year by our company’s Compensation, Nomination and Corporate Governance Committee. Mr. Lloyd is also entitled to receive up to 1,500,000 Options. 1,048,218 of such Options were granted on December 1, 2014 and vest as follows: 48,218 vested on January 1, 2015, 500,000 will vest on November 26, 2015 and 500,000 will vest on November 26, 2016. 451,782 of such Options were granted on January 1, 2015 and vested immediately (“Set 2 Options”). Additionally, Mr. Lloyd is entitled to receive, at the time of the exercise of the Set 2 Options, the number of RSUs (based on the 5-day VWAP from the date of exercise) sufficient to offset C$1.57 per option exercised.

            Mr. Lloyd is entitled to participate in our 401k plan. Mr. Lloyd is not entitled to any other material compensation, including without limitation, equity, bonus, or retirement benefits.

January 2016 Lloyd Separation and Release Agreement

            Effective January 6, 2016, Mr. Lloyd resigned as Chief Executive Officer. In connection with his departure as CEO, Mr. Lloyd entered into a Separation and Release Agreement (the “Separation Agreement”) with the Company pursuant to which, in lieu of the compensation and severance benefits set forth in his existing employment agreement and in consideration of a general release of claims in favor of the Company, Mr. Lloyd received severance payments totaling $660,000. Under the terms of the Separation Agreement, Mr. Lloyd agreed that he would forfeit any entitlement to receive (i) a 2015 bonus under the Company’s short term incentive plan for executives and (ii) certain RSUs that he would have otherwise been entitled to receive under the terms of his employment agreement. The Company agreed to lift certain contractual lock ups that applied to the 3,143,746 shares of the Company’s common shares currently held by Mr. Lloyd, subject to any trading or resale restrictions imposed under applicable U.S. and Canadian securities laws and regulations.

            Harry Fleming, Executive Director. Mr. Fleming’s executive employment agreement, effective as of April 30, 2015 (the “Fleming Executive Employment Agreement”), has a term of 3 years and will automatically renew for additional 1 year terms unless the agreement is terminated by either party at least 30 days prior to the end of the initial 3-year term or any subsequent 1-year term. Mr. Fleming is entitled to an annual base salary of $450,000 per year, to be increased to $475,000 in year two of the initial term and $500,000 in year three of the initial term.

            Termination Provisions. Mr. Fleming may terminate the Fleming Executive Employment Agreement with good reason upon the occurrence of any of the following: i) a diminution in title or duties, ii) a failure by our company to substantially perform any material term in his employment agreement, iii) relocation of our company’s principal place of business more than 50 miles from its current location, iv) a reduction in salary or benefits other than as the result of adverse financial conditions of our company, or v) a change in control of our company.

            The Company may terminate the Fleming Executive Employment Agreement for cause upon the occurrence of any of the following: i) a failure to perform substantially all of his duties, ii) his dishonesty or gross negligence, iii) his conviction or nolo contendere plea to a felony, iv) any willful act or omission by him that is materially injurious to the financial condition or business reputation of our company, v) his failure to comply with a written directive of the Board or Chief Executive Officer, or vi) a breach of the non-competition or intellectual property confidentiality provisions contained in the Fleming Executive Employment Agreement.

            Incentive Compensation. In addition to his base salary, Mr. Fleming may receive certain cash compensation and other incentive compensation. Mr. Fleming participates in our company’s Short Term Incentive Program, which entitles him to receive as a bonus, up to 40% of his yearly base salary if our company achieves certain financial metrics established each year by our company’s Compensation Committee. Mr. Fleming has received 2,650,000 RSUs, which vested upon his resignation as President of the Company, and which can be taken down by Mr. Fleming on a demand basis at Mr. Fleming’s election. In order to adequately preserve the Company’s ability to fund the Company’s Stock Option Plan, Mr. Fleming is not eligible to participate in the Company’s Stock Option Plan. Instead, Mr. Fleming is entitled to receive an M&A Fee, equal to (a) 2% of the total consideration paid by the person or group acquiring the Company in a transaction constituting a Change of Control (as defined in the Fleming Executive Employment Agreement) or (b) 2% of the total Issuer valuation at the time of closing of a merger transaction as described in the Change of Control provisions of the Fleming Executive Employment Agreement.

            Mr. Fleming is entitled to participate in our 401k plan. Mr. Fleming is not entitled to any other material compensation, including without limitation, equity, bonus, or retirement benefits.

January 2016 Fleming Executive Employment Agreement Amendment – Chief Executive Officer

            Effective as of January 6, 2016, the Mr. Fleming and the Company entered into the First Amendment (the “Amendment”) to the Fleming Executive Employment Agreement, or Original Agreement, in connection with Mr. Fleming’s change in role from Executive Director to Chief Executive Officer of the Company.

            Base Salary and Term. The Amendment set Mr. Fleming’s position and duties as CEO for an initial term of three years with automatic one-year renewal terms unless terminated by either Mr. Fleming or the Company at least 30 days prior to the end of the initial three-year term or any subsequent one-year renewal term. Under the Amendment, Mr. Fleming’s base salary increased from $450,000 to $500,000 in the first year of the initial three-year term and will increase annually in an amount to be determined by the Board in its discretion.

            Incentive Compensation. In addition to his base salary, Mr. Fleming may receive certain cash and equity incentive compensation. Mr. Fleming participates in the Company’s Short Term Incentive Program (“STIP”). Per the Amendment, Mr. Fleming is entitled to receive as a bonus up to 90% of his yearly base salary, increased from 40% of his yearly base salary under the Original Agreement, if the Company achieves certain financial metrics established each year by the Committee. In the event the Company achieves its financial objectives, Mr. Fleming is eligible to receive up to 180% of the target annual bonus under the STIP, which percentage was decreased from 200% under the Original Agreement. The Amendment further allows Mr. Fleming to participate in the Company’s Stock Option Plan, which amends the Original Agreement. The Amendment provides that the Company will issue to Mr. Fleming 300,000 stock options, with additional stock options to be issued annually in an amount to be determined by the Board at its discretion, at the lowest strike price permissible pursuant to both the Company’s Stock Option Plan and the rules of the New York Stock Exchange.

            Non-Competition and Non-Solicitation. Mr. Fleming is subject to a Non-Competition and Non-Solicitation provision under the Amendment, which provides that Mr. Fleming will be subject to certain restrictive covenants including (a) non-solicitation of the Company's officers, employees, agents, customers, clients, vendors or distributors during the term of employment and for a period of twelve months thereafter, and (b) non-competition during the term of employment and for a period thereafter corresponding with the amount of severance payable under the Original Agreement. Notwithstanding these restrictive covenants, Mr. Fleming may (y) acquire or hold not more than 5% of any class of publicly traded securities, and (z) following termination of his employment with the Company, Mr. Fleming may serve a competing hospital in any capacity not related to such hospital’s ambulatory surgery centers; provided, that such hospital does not derive than 5% of its revenues from the operation or management of an ambulatory surgery center or outpatient clinic. Further, these restrictive covenants will not be binding on Mr. Fleming if his employment is terminated by the Company “without cause,” by Mr. Fleming for “good reason,” or there is a change in control of the Company.

            All other terms and conditions of the Original Agreement remain in full force and effect without modification or waiver.

            Matthew Maruca, General Counsel. Mr. Maruca’s employment agreement with the Company, effective as of February 1, 2015 (the “Maruca Employment Agreement”), has a term of 3 years and will automatically renew for additional 1 year terms unless the agreement is terminated by either party at least 30 days prior to the end of the initial 3-year term or any subsequent 1-year term. Mr. Maruca is entitled to an annual base salary of $300,000 pursuant to an amendment that went into effect in October 2015.

            Termination Provisions. Mr. Maruca may terminate the Maruca Employment Agreement with good reason upon the occurrence of any of the following: i) a diminution in title or duties, ii) a failure by our company to substantially perform any material term in his employment agreement, iii) relocation of our company’s principal place of business more than 50 miles from its current location, iv) a reduction in salary or benefits other than as the result of adverse financial conditions of our company, or v) a change in control of our company.

            The Company may terminate the Maruca Employment Agreement for cause upon the occurrence of any of the following: i) a failure to perform substantially all of his duties, ii) his dishonesty, iii) his conviction or nolo contendere plea to a felony, iv) any gross negligence or willful act or omission by him that is materially injurious to the financial condition or business reputation of our company, v) his failure to comply with a written directive of the Board or Chief Executive Officer, or vi) a breach of the non-competition or intellectual property confidentiality provisions contained in the Maruca Employment Agreement.

            In the event that Mr. Maruca terminates his employment agreement for “good reason” or our company terminates his employment agreement without “cause”, Mr. Maruca is entitled to receive one year’s base salary as a separation benefit.

            Incentive Compensation. In addition to his base salary, Mr. Maruca may receive certain cash and equity incentive compensation. Mr. Maruca participates in our company’s Short Term Incentive Program, which entitles him to receive as a bonus, up to 40% of his yearly base salary, if our company achieves certain financial metrics established each year by our company’s Compensation Committee. As of December 31, 2015, Mr. Maruca held 175,000 vested Options.

            Mr. Maruca is entitled to participate in our 401k plan. Mr. Maruca is not entitled to any other material compensation, including without limitation, equity, bonus, or retirement benefits.

The First Amended Stock Option Plan (“Stock Option Plan”)

            The Stock Option Plan provides that options to purchase common shares may be granted to employees, directors, and service providers of the Company and its subsidiaries on terms determined within the limitations set out in the Stock Option Plan. The maximum number of Common Shares to be reserved for issuance at any one time under the Option Plan and any other equity based incentive plan of the Company (such as the RSU Plan described below) is twenty percent (20%) of the issued and outstanding common shares of the Company from time to time. The Stock Option Plan is considered to be an "evergreen" plan, since the common shares covered by options which have been exercised will become available for future grants under the Stock Option Plan, and the number of options available to grant increases as the number of issued and outstanding common shares of the Company increases.

            As of April 20, 2016, 5,879,999 options are currently outstanding pursuant to the Stock Option Plan.

            The Stock Option Plan contains several limits on the participation of insiders of the Company, including a limit whereby options issued to any one participant who is an “insider” and the associates of such participant within a one year period shall not exceed 5% of the number of common shares then outstanding. Additionally, the aggregate number of common shares issued to insiders of the Company within any one year period under the Stock Option Plan, together with any other security based compensation arrangement, cannot exceed 10% of the outstanding common shares. In addition, the aggregate number of common shares issuable to insiders of the Company at any time under the Stock Option Plan, together with any other security based compensation arrangement, cannot exceed 10% of the outstanding common shares. Finally, the Stock Option Plan also imposes a limit of 1% of the number of common shares then outstanding on grants of options to non-executive directors.

            The exercise price for an option granted under the Stock Option Plan may not be less than the market price (as such term is defined in the TSX Company Manual) of the common shares immediately preceding the date of grant. The TSX Company Manual defines "market price" as the volume weighted average trading price for the five trading days immediately preceding the grant date. Options granted may be subject to vesting requirements. Options will be granted for a period which may not exceed ten years from the date of grant but will expire within 90 days of a participant ceasing to be a director, officer, employee, insider or service provider of the Company, unless that participant ceases to be a director, officer, employee, insider or service provider of the Company for cause, in which case no option held by such participant shall be exercisable. If an Option expires during a black-out period or within nine business days thereof, its term will be extended to the date which is ten business days following the end of such period.

The Fourth Amended and Restated Restricted Share Unit (“RSU”) Plan

            The objectives of the RSU Plan are to enhance the ability of Nobilis to attract and retain talented employees in key management positions and to promote a greater alignment of interests between management and shareholders.

            At the discretion of the Board, employees of Nobilis may be granted RSUs, which are notional share equivalents with the value of the underlying common shares. If dividends are declared by the Company, a participant in the RSU Plan will also be credited with divided equivalents in the form of additional RSUs based on the number of RSUs the participant holds on the record date for the payment of a dividend.

            Subject to the Board’s authority under the RSU Plan to accelerate the vesting of RSUs if it determines circumstances so warrant, each RSU will vest in full on the third anniversary of the date of grant; provided that if there is a change of control of the Company prior to the vesting date of the RSUs and a participant is terminated (or quits for good reason) within six months following such change of control, a pro rata portion of their unvested RSUs will vest up to the date of the change of control.

            Pursuant to the RSU Plan, upon vesting of his or her RSUs, a participant will be entitled to receive on the vesting date, at the discretion of the Board, either that number of common shares equal to the number of RSUs vesting on such vesting date or a lump sum cash payment equal to the number of RSUs to be redeemed multiplied by a calculation of the fair market value of a common share (determined by reference to the five-day weighted average closing price of the common shares on the TSX) on the redemption date, net of any applicable deductions and withholdings.

            The RSU Plan provides that, in the event of a participant’s voluntary termination of employment or termination for cause prior to any vesting date, the participant’s rights to any unvested RSUs will be immediately and irrevocably forfeited. The RSU Plan also provides that if the participant’s employment terminates on account of death or disability or if the participant is terminated without cause prior to any vesting date, the participant will become vested in a prorated portion of his or her unvested RSUs, based on the number of months that have elapsed in the then current vesting period as of the date of termination. RSUs granted under the RSU Plan are not assignable.

            Under the RSU Plan, in connection with a change of control transaction, the Board has the discretion to provide (i) for the replacement of RSUs with other rights or property selected by the Board in its sole discretion; (ii) that an award under the RSU Plan be assumed by a successor or survivor corporation, or a parent or subsidiary thereof, or will be substituted by similar RSUs, rights or awards covering the stock of the successor or survivor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices; (iii) that an award will be fully vested and payable with respect to all RSUs; and (iv) except as otherwise provided in the RSU Plan, that an award cannot vest or become payable after such event.

            The RSU Plan has a 10% maximum based on the number of issued and outstanding common shares available for issuance, while the RSU and Stock Option Plans have a maximum number of shares available for issuance under both plans (collectively) as 20% of the then current number of issued and outstanding common shares of the Company.

            As of April 20, 2016, no RSUs were outstanding.

            The Board may at any time or from time to time, in its sole and absolute discretion and without the approval of shareholders of the Company, amend, suspend, terminate or discontinue the RSU Plan and may amend the terms and conditions of any RSUs granted thereunder, subject to (a) any required approval of any applicable regulatory authority or the TSX, and (b) approval of shareholders of the Company as required by the rules of the TSX or applicable law; provided, however, that for certainty, the approval of shareholders of the Company shall be required to (i) increase the number of Shares reserved for issuance under the RSU Plan, (ii) amend the 10% restrictions referenced in the preceding paragraph, or (iii) amend the amendment provisions of the RSU Plan. The Board’s discretionary amendments to the RSU plan, include but is not limited to, the ability to (1) determine whether, to what extent, and under what circumstances an RSU award may be settled, cancelled, forfeited, exchanged, or surrendered, (2) to construe the RSU Plan and any award thereunder, (3) to prescribe, amend, and rescind rules and regulations relating to the RSU Plan, (4) to correct any defect, supply any deficiency, and reconcile any inconsistency in the RSU Plan or any award granted under the RSU Plan, (5) to amend the RSU Plan to reflect changes in applicable law, and (6) to make all other determinations deemed necessary or advisable for the administration of the RSU Plan.

2015 Director Compensation

            The following table presents the total compensation for each person who served as a non-employee member of our board of directors during 2015. Other than as set forth in the table and described more fully below, in 2015 we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors.

            The following table sets forth information for the year ended December 31, 2015 regarding the compensation awarded to, earned by or paid to our non-employee directors:

	Fees Earned
	or Paid in	Option	All Other
Name	Cash($)	Awards($)(1)	Compensation($)(2)	Total($)
Steve Ozonian	162,378(3)	1,012,385	—	1,174,763
Richard Ganley	166,622(4)	1,726,186	__	1,892,808
Jennifer Hauser	149,500 (5)	—	—	149,500
Donald Kramer(6)	—	—	231,705	231,705
Tom Foster(6)	21,500	—	—	21,500

(1)

The amounts shown represent the grant date fair value of restricted share and option awards calculated in accordance with FASB ASC Topic 718. For detailed information on the assumptions used for purposes of valuing share and option awards, see notes 19 and 20 of the audited consolidated financial statements included in our Annual Report for the assumptions used in calculating these amounts.

Name	Shares Subject to Outstanding Options
Steve Ozonian	200,000
Richard Ganley	400,000

(2)	Amount represents payments to Dr. Kramer for consulting during 2015.
(3)	Amount represents Board service fees, chairmanship fees for the Audit and Compliance Committees and service on Special Committees established by the Board.
(4)	Amount represents Board service fees, chairmanship fees for the Compensation and Strategic Acquisitions Committees and service on Special Committees established by the Board.
(5)	Amount represents Board service fees, chairmanship fees for the Nominating and Corporate Governance Committee and service on Special Committees established by the Board.
(6)	Indicates director whose term ended on April 30, 2015.

Narrative to 2015 Director Compensation Table

Our directors are compensated on an annual basis for their services on the board of directors as follows:

  each director receives an annual cash retainer of $135,000, paid in quarterly installments of $33,750, $15,000 of which is cash to the director and $18,750 of which is to be used to purchase, when appropriate, our common shares;

  the chair of the Audit Committee will receive an additional annual retainer of $20,000;

  the chair of the Compensation Committee will receive an additional annual retainer of $10,000;

  the chair of the Nominating and Governance Committee will receive an additional annual retainer of $10,000;

  the chair of the Compliance Committee will receive an annual retainer of $15,000;

  the chair of the Strategic Acquisitions Committee will receive an annual retainer of $10,000; and

  each independent director serving on a Special Committee receives an additional fee of $15,000 per month.

            Each member of our board of directors will also be entitled to reimbursement of reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and any committee on which the member serves.

            In 2015, our non-employee directors received grants of options to purchase our common shares as follows:

•	Messrs. Ozonian and Ganley each received 200,000 Options in connection with their appointments to the Strategic Acquisitions Committee;

•	Mr. Ganley received 200,000 Options in connection with his assumption of the chairmanship of the Compensation Committee.

Item 12. Item Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The following table sets forth information regarding the beneficial ownership of our outstanding ordinary shares on April 11, 2016, except as noted below, by (1) each person who is known by us to beneficially own more than 5% of our outstanding voting power, (2) each director, nominee for director and named executive officer, and (3) all of our directors and executive officers as a group. To our knowledge, unless it is otherwise stated in the footnotes, each person listed below has sole voting and investment power with respect to his shares beneficially owned. For purposes of the tables below, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person has the right to acquire on or within 60 days after April 11, 2016.

	Shares of Common Stock	Percentage of Class
Name and Address of Beneficial Owner (1)	Beneficially Owned	Beneficially Owned (2)
Greater than five percent holders:
Donald Kramer (3)	17,950,282	23.4%
Directors and executive officers:
Harry Fleming (4)	2,771,705	3.6%
Matthew Maruca (5)	185,633	*%
Steve Ozonian (6)	46,520	*%
Richard Ganley (7)	270,600	*%
Jennifer Hauser (8)	40,746	*%
Kenneth Efird (9)	620,733	*%
Kenneth Klein (10)	64,800	*%
All current executive officers and directors as a group (7 persons)		5.7%

(1)	Unless otherwise indicated, the address of all beneficial owners of our ordinary shares set forth above is 11700 Katy Freeway, Suite 300, Houston, Texas 77079.
(2)

Based on 76,755,978 common shares outstanding as of April 11, 2016. Except as otherwise indicated, all shares are beneficially owned, and the sole investment and voting power is held, by the person named. This table is based on information supplied by our officers, directors and principal shareholders and reporting forms, if any, filed with the SEC on behalf of such persons.

(3)

Includes 15,874,482 common shares held by Healthcare Ventures Ltd., 3330 Chevy Chase, Houston, Texas 77019. Dr. Kramer owns 100% of Healthcare Ventures Ltd. Includes 75,800 common shares that are held indirectly by Dr. Kramer through Donald Kramer Family, LLC, a company owned 50% by Dr. Kramer and 50% by Dr. Kramer’s spouse, Ilene T. Kramer.

(4)

Includes 25,000 vested Options granted to Mr. Fleming pursuant to the Stock Option Plan. Includes 17,500 common shares held by Mr. Fleming’s adult sons and 1,250 vested Options granted to Mr. Fleming’s adult son pursuant to the Stock Option Plan. Mr. Fleming disclaims beneficial ownership of the securities held by his adult sons.

(5)	Includes 183,333 vested Options granted to Mr. Maruca pursuant to the Stock Option Plan.
(6)	Includes 45,000 vested Options granted to Mr. Ozonian pursuant to the Stock Option Plan.
(7)	Includes 225,000 vested Options granted to Mr. Ganley pursuant to the Stock Option Plan.
(8)	Includes 25,000 vested Options granted to Ms. Hauser pursuant to the Stock Option Plan.
(9)	Includes 83,333 vested Options granted to Dr. Efird pursuant to the Stock Option Plan.
(10)	Includes 62,500 vested Options granted to Mr. Klein pursuant to the Stock Option Plan.

Equity Compensation Plan Information

            For the table of awards issued under the Company’s First Amended Stock Option Plan, see Part II, Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities included in our Annual Report.

Item 13.      Certain Relationships and Related Transactions, and Director Independence Review, Approval or Ratification of Transactions with Related Persons

            We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

            Our Board of Directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of the members of our Board of Directors, except Mr. Fleming, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and the listing requirements and rules of NYSE MKT. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence. In addition, there are no family relationships among any of our directors or executive officers.

Certain Transactions

            Kolin Ozonian, Vice President of Corporate Development for the Company, is the son of the Company’s Board Chairman Steve Ozonian. Mr. Kolin Ozonian joined the Company in July 2015. As Vice President of Corporate Development, Mr. Ozonian receives annual salary of $225,000 and bonus of 40% under the Company’s STIP plan, and other benefits (including Company contributions to Mr. Ozonian’s 401(k) Plan account and health insurance premiums). Mr. Ozonian also received a grant of stock options to purchase 150,000 common shares upon his joining the Company and an additional grant of stock options to purchase 50,000 options. The compensation paid to Mr. Ozonian was approved in accordance with the Company’s standard compensation practices for similarly situated employees.

            Nick Lloyd, Vice President of Business Development, is the brother of the Company’s former Chief Executive Officer Chris Lloyd. As Vice President of Business Development, Mr. Lloyd receives annual salary of $220,000 and bonus of 40% under the Company’s STIP plan, and receives other benefits (including Company contributions to Mr. Lloyd’s 401(k) Plan account and health insurance premiums).The compensation paid to Mr. Lloyd was approved in accordance with the Company’s standard compensation practices for similarly situated employees.

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

Item 14.      Principal Accounting Fees and Services Independent Public Accountant Fees

            Effective September 2, 2015, Calvetti Ferguson P.C. (“Calvetti”) resigned as the Company’s independent registered public accounting firm. On that same day, the Company, through and with the approval of the Audit Committee, engaged Crowe Horwath LLP (“Crowe”) as its independent registered public accounting firm. For the years ended December 31, 2014 and 2015, Calvetti billed the fees set forth below:

	Year Ended	Year Ended
Fees	December 31, 2014	December 31, 2015
Audit Fees (1)	$226,000	$672,300
Audit-Related Fees (2)	$184,000	$181,996
Tax Fees (3)	$102,000	$128,218
All Other Fees (4)	$24,000	$—
Total Fees	$536,000	$982,514

For the years ended December 31, 2014 and 2015, Crowe billed the fees set forth below:

	Year Ended	Year Ended
Fees	December 31, 2014	December 31, 2015
Audit Fees (1)	$—	$913,247
Audit-Related Fees (2)	$—	$868,500
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—
Total Fees	$—	$1,781,747

(1)

Audit Fees include fees billed for professional services rendered for the annual audit of our consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports and other related services that are normally provided in connection with statutory and regulatory filings as well as work performed in conjunction with Calvetti’s restatement of the Company’s financial statements for December 31, 2014 and the first and second quarters of 2015. Crowe performed work in conjunction with the third quarter 2015 and the Company’s financial statements for December 31, 2015.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include audits of our benefit plan financial statements, due diligence in connection with mergers and acquisitions, attestation services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees consist of bills for tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of bills for other services not included in the categories above.

Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

            Pursuant to the Audit Committee Charter, the Audit Committee has the responsibility to review and approve the fees charged by the external auditors for audit services, and to review and approve all services other than audit services to be provided by the external auditors, and associated fees. All of the engagements and fees for the fiscal year ended December 31, 2015 were pre-approved by the Audit Committee.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report

3.	Exhibits. We hereby file as part of this Amendment No. 1 to Annual Report on Form 10-K/A the Exhibits listed in the attached Exhibit Index.

Exhibit
No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Nobilis Health Corp.’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)
3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to Nobilis Health Corp.’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)
3.3	Articles (incorporated by reference to Exhibit 3.1 to Nobilis Health Corp.’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)
4.1

Warrant Indenture dated May 13, 2015 by and between Nobilis Health Corp. and CST Trust Company (incorporated by reference to Exhibit 4.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated May 13, 2015 filed with the SEC on May 15, 2015

10.1	Fourth Amended and Restated Restricted Share Unit Plan (incorporated by reference from Exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 3, 2015)
10.2	First Amended Nobilis Health Corp. Stock Option Plan (incorporated by reference from Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 3, 2015)
10.3

Assignment and Assumption of Base Year Medical Office Building between NHSC-Scottsdale, LLC and Brown Medical Center, Inc., dated January 8, 2014 (incorporated by reference to Exhibit 10.5 to Nobilis Health Corp’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)

10.4

Agency Agreement between Northstar Healthcare Inc. and PI Financial Corp. dated December 16, 2013 (incorporated by reference to Exhibit 10.6 to Nobilis Health Corp’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)

10.5

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

10.7

Agency Agreement between Northstar Healthcare Inc. and PI Financial Corp. dated September 26, 2014 (incorporated by reference to Exhibit 10.10 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 1, filed with the SEC on October 9, 2014)

10.8

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

10.15	Joinder Agreement dated as of October 15, 2013, among between Vantage Drilling ROCO S.R.L., Vantage Drilling

Exhibit
No.	Description

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

10.31

Third Amended and Restated Agreement of Limited Partnership of Medical Ambulatory Surgical Suite, LP (incorporated by reference to Exhibit 10.39 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.32

Confidential Executive Transition Agreement between Northstar Healthcare Acquisitions and Donald Kramer, dated December 1, 2014 (incorporated by reference to Exhibit 10.42 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 3, filed with the SEC on January 29, 2015)

10.33

Credit Agreement dated as of March 31, 2015 by and among Nobilis Health Corp., Northstar Healthcare Holdings, Inc., Northstar Healthcare Acquisitions, L.L.C., the Credit Parties named therein, and General Electric Capital Corporation (incorporated by reference to Exhibit 1.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated April 1, 2015 filed with the SEC on April 2, 2015)

10.34	Term Note dated as of May 31, 2015 (incorporated by reference to Exhibit 1.2 to Nobilis Health Corp.’s Current Report on Form 8-K dated April 1, 2015 filed with the SEC on April 2, 2015)

Exhibit
No.	Description
10.35	Revolving Loan Note dated as of May 31, 2015 (incorporated by reference to Exhibit 1.3 to Nobilis Health Corp.’s Current Report on Form 8-K dated April 1, 2015 filed with the SEC on April 2, 2015)
10.36

Guaranty and Security Agreement dated as of March 31, 2015 by and among Northstar Healthcare Acquisitions, L.L.C., the Grantors named therein and General Electric Capital Corporation (incorporated by reference to Exhibit 1.4 to Nobilis Health Corp.’s Current Report on Form 8-K dated April 1, 2015 filed with the SEC on April 2, 2015)

10.37

Second Amendment to Credit Agreement and Conditional Waiver dated as of July 30, 2015 among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties named therein and General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to Nobilis Health Corp.’s Current Report on Form 8-K dated July 29, 2015 filed with the SEC on August 4, 2015)

10.38

Partnership Interest Purchase Agreement dated as of April 18, 2015 by and among Nobilis Health Holdings Corp., Victory Parent Company LLC and Victory Medical Center Houston GP, LLC (incorporated by reference to Exhibit 1.4 to Nobilis Health Corp.’s Current Report on Form 8-K dated April 18, 2015 filed with the SEC on April 27, 2015)

10.39	Underwriting Agreement dated as of May 13, 2015 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated May 13, 2015 filed with the SEC on May 15, 2015)
10.40

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

10.42	Term Note dated July 30, 2015 (incorporated by reference to Exhibit 10.3 to Nobilis Health Corp.’s Current Report on Form 8-K dated July 29, 2015 filed with the SEC on August 4, 2015)
10.43

Guaranty dated as of July 30, 2015 by Nobilis Health Corp. (incorporated by reference to Exhibit 10.4 to Nobilis Health Corp.’s Current Report on Form 8-K dated July 29, 2015 filed with the SEC on August 4, 2015)

10.44

Subordination Agreement dated as of July 30, 2015 by and between LegacyBank Texas, General Electric Capital Corporation, consented to and acknowledged by Nobilis Health Corp. (incorporated by reference to Exhibit 10.5 to Nobilis Health Corp.’s Current Report on Form 8-K dated July 29, 2015 filed with the SEC on August 4, 2015)

10.45

Confidential Agreement effective as of June 30, 2015, by and among Nobilis Health Corp, Northstar Healthcare Subco, LLC, and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Quarterly Report on Form 10-Q/A filed with the SEC on September 28, 2015)

10.46

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

10.48

Employment Agreement dated as of February 1, 2015 by and among Matthew Maruca, Northstar Healthcare Acquisitions, L.L.C. and Nobilis Health Corp. (incorporated by reference to Exhibit 10.60 to Nobilis Health Corp.’s Registration Statement on Form S-1 filed with the SEC on August 28, 2015)

10.49

Master Agreement by and between SH Operating, LLC, The Pain Center Alliance, LLC, and Nobilis Health Corp. dated September 22, 2015 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on September 28, 2015)

10.50

Operating Agreement of Perimeter Road Surgical Hospital, LLC, by and among Northstar Healthcare Subco, LLC, SH Operating, LLC and The Pain Center Alliance, dated October 31, 2015 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on November 5, 2015)

10.51

Sublease Agreement by and between SH Operating, LLC and Perimeter Road Surgical Hospital, LLC, dated October 31, 2015 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on November 5, 2015)

10.52

Third Amendment to Credit Agreement dated as of November 30, 2015, among Northstar Healthcare Acquisitions, L.L.C. and Healthcare Financial Solutions, LLC (as successor in interest to General Electric Capital Corporation) (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on December 4, 2015)

10.53

Conditional Waiver Letter Agreement dated as of November 30, 2015, by and between Northstar Healthcare Acquisitions, L.L.C. and Healthcare Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on December 4, 2015)

10.54

Separation Agreement and Release, dated as of January 6, 2016, by and between Nobilis Health Corp. and Chris Lloyd (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K filed with the SEC on January 8, 2016)

Exhibit
No.	Description
10.55

Fourth Amendment to Credit Agreement dated as of March 11, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties thereto and Healthcare Financial Solutions, LLC (as successor in interest to General Electric Capital Corporation) (incorporated by reference to Exhibit 10.53 to Nobilis Health Corp.’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)

10.56

Waiver Letter dated March 11, 2016, by and between Healthcare Financial Solutions, LLC and Northstar Healthcare Acquisitions, L.L.C. (incorporated by reference to Exhibit 10.54 to Nobilis Health Corp.’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)

10.57	First Amendment to Employment Agreement effective as of January 6, 2016, by and among Harry J. Fleming, Northstar Healthcare Acquisitions, L.L.C. and Nobilis Health Corp. (filed herewith)
10.58	First Amendment to Lease Agreement dated as of March 29, 2016, by and between FSP Energy Tower I Limited Partnership and Northstar Healthcare Acquisitions, L.L.C. (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 (filed herewith)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 (filed herewith)
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 (filed herewith)
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to Nobilis Health Corp.’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to Nobilis Health Corp.’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)
101.CAL	XBRL Taxonomy Extension Calculation Link Document (incorporated by reference to Exhibit 101.CAL to Nobilis Health Corp.’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to Nobilis Health Corp.’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)
101.LAB	XBRL Taxonomy Extension Label Link base Document (incorporated by reference to Exhibit 101.LAB to Nobilis Health Corp.’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to Nobilis Health Corp.’s Annual Report on Form 10-K filed with the SEC on March 15, 2016)

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOBILIS HEALTH CORP.
(Registrant)

Dated: April 29, 2016	/s/ Harry Fleming
Harry Fleming
Chief Executive Officer
(Principal Executive Officer)

Dated: April 29, 2016	/s/ Kenneth Klein
Kenneth Klein
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 2016	/s/ Steve Ozonian
Steve Ozonian
Chairman of the Board and Director

Dated: April 29, 2016	/s/ Harry Fleming
Harry Fleming
Director

Dated: April 29, 2016	/s/ Rich Ganley
Rich Ganley
Director

Dated: April 29, 2016	/s/ Jennifer Hauser
Jennifer Hauser
Director