Form 10-Q
period 2016-03-31
Nobilis Health Corp.
filed 2016-05-13
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
76,777,978 common shares as of May 3, 2016.

A list of our healthcare facilities (the “Nobilis Facilities”) and the abbreviations by which we refer to them in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (“Quarterly Report”) appear below:

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

In this Quarterly Report, the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp. and all of its subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

Nobilis Health Corp.
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(In thousands)

		December 31,
	March 31, 2016	2015
	(unaudited)

Assets
Current Assets:
Cash	$16,224	$15,666
Trade accounts receivable, net	74,228	92,569
Medical supplies	3,897	4,493
Prepaid expenses and other current assets	6,006	2,789
Total current assets	100,355	115,517
Property and equipment, net	34,457	35,303
Intangible assets, net	18,934	19,619
Goodwill	44,833	44,833
Deferred tax asset	27,193	25,035
Other long-term assets	2,395	1,720
Total Assets	$228,167	$242,027
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$17,851	$23,381
Accrued expenses	14,403	16,648
Current portion of warrant and stock option derivative liabilities	372	332
Current portion of long-term debt	1,243	1,243
Current portion of capital leases	5,455	5,193
Other current liabilities	5,325	5,025
Total current liabilities	44,649	51,822
Long-term capital leases, net of current portion	12,354	13,654
Lines of credit	3,500	3,000
Long-term debt, net of current portion	21,224	21,469
Warrant and stock option derivative liabilities, net of current portion	3,069	2,619
Other long-term liabilities	3,860	3,386
Total liabilities	88,656	95,950
Commitments and Contingencies (Note 25)
Contingently redeemable noncontrolling interest	10,359	12,225
Shareholders' Equity:
Common stock (no par value; authorized unlimited shares, 76,608,579 and 73,675,979 shares issued and outstanding, respectively)	-	-
Additional paid in capital	214,983	211,827
Accumulated deficit	(90,456)	(85,491)
Total shareholders’ equity attributable to Nobilis Health Corp.	124,527	126,336
Noncontrolling interests	4,625	7,516
Total shareholders' equity	129,152	133,852
Total Liabilities and Shareholders' Equity	$228,167	$242,027

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Operations
(In thousands, except earnings per share)
(Unaudited)

	Three months ended March 31,
	2016	2015

Revenues:
Patient and net professional fees	$46,357	$35,058
Contracted marketing revenues	3,482	810
Factoring revenues	1,434	1,983
Total revenue	51,273	37,851
Operating expenses:
Salaries and benefits	12,577	7,644
Drugs and supplies	12,020	5,010
General and administrative	25,009	13,198
Bad debt expense	-	-
Depreciation and amortization	2,529	637
Facility operating expenses	52,135	26,489
Corporate costs:
Salaries and benefits	1,282	991
General and administrative	5,911	5,991
Legal expenses	1,585	471
Depreciation	54	26
Total corporate costs	8,832	7,479
(Loss) income from operations	(9,694)	3,883
Other (income) expense:
Change in fair value of warrant and stock option derivative liabilities	(42)	3,374
Interest expense	684	490
Other income, net	(1,654)	(148)
Total other (income) expense	(1,012)	3,716
(Loss) income before income taxes and noncontrolling interests	(8,682)	167
Income tax (benefit) expense	(1,918)	152
Net (loss) income	(6,764)	15
Net (loss) income attributable to noncontrolling interests	(1,799)	4,497
Net (loss) attributable to Nobilis Health Corp.	$(4,965)	$(4,482)
Net (loss) per basic common share	$(0.07)	$(0.07)
Net (loss) per fully diluted common share	$(0.07)	$(0.07)
Weighted average shares outstanding (basic)	74,806,441	60,191,831
Weighted average shares outstanding (fully diluted)	74,806,441	60,191,831

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Attributable to stockholders

	Common Stock
				Equity			Contingently
		Additional		Attributable			Redeemable
		Paid In	Accumulated	to Nobilis	Noncontrolling		Noncontrolling
	Shares	Capital	Deficit	Health	Interest	Total Equity	Interests

BALANCE — December 31, 2014	59,418,227	$176,356	$(136,687)	$39,669	$4,133	$43,802	$12,867
Net (loss) income	-	-	(4,482)	(4,482)	959	(3,523)	3,540
Deconsolidation of investment	-	(613)	356	(257)	307	50	-
Distributions to noncontrolling interests	-	-	-	-	(1,036)	(1,036)	(905)
Vesting of restricted stock	75,000	-	-	-	-	-	-
Reclassification of vested non-employee stock options	-	(468)		(468)		(468)	-
Exercise of stock warrants	1,553,267	5,350	-	5,350	-	5,350	-
Exercise of stock options	161,121	140	-	140	-	140	-
Share-based compensation, net	-	3,410	-	3,410	-	3,410	-
BALANCE — March 31, 2015	61,207,615	$184,175	$(140,813)	$43,362	$4,363	$47,725	$15,502

BALANCE — December 31, 2015	73,675,979	$211,827	$(85,491)	$126,336	$7,516	$133,852	$12,225
Net loss			$(4,965)	(4,965)	(1,749)	(6,714)	(50)
Distributions to noncontrolling interests		-	-	-	(1,142)	(1,142)	(1,816)
Vesting of restricted stock	2,000,000	-	-	-	-	-	-
Reclassification of vested non-employee stock options		(533)		(533)	-	(533)	-
Exercise of stock options	932,600	1,853	-	1,853	-	1,853	-
Share-based compensation, net	-	1,836	-	1,836	-	1,836	-
BALANCE — March 31, 2016	76,608,579	$214,983	$(90,456)	$124,527	$4,625	$129,152	$10,359

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,764)	$15
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,583	663
Share-based compensation	1,836	3,410
Change in fair value of warrant and stock option derivative liabilities	(42)	3,374
Deferred income taxes	(2,158)	-
Gain on sale of property and equipment	(265)	-
Earnings from equity method investment	(689)	-
Amortization of deferred financing fees	33	-
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	18,341	1,884
Medical supplies	596	(32)
Prepaids and other current assets	(2,111)	(1,254)
Other long-term assets	4	47
Trade accounts payable and accrued liabilities	(7,775)	(4,407)
Other current liabilities	300	(51)
Other long-term liabilities	102	58
Distributions from equity method investments	471	-
Net cash provided by operating activities	4,462	3,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,525)	(487)
Investment in associate	150	-
Purchase of equity method investment	(609)	-
Note receivable	-	(27)
Deconsolidation of imaging centers and urgent care clinic	-	(166)
Net cash used for investing activities	(1,984)	(680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to non controlling interests	(2,958)	(1,940)
Proceeds from exercise of stock options	1,853	142
Proceeds from exercise of stock warrants	-	2,169
Payments on capital lease obligations	(1,038)	(59)
Proceeds from line of credit	500	-
Proceeds from debt	-	20,000
Payments of debt	(277)	(18,645)
Deferred financing fees	-	(631)
Net cash (used for) provided by financing activities	(1,920)	1,036

NET INCREASE IN CASH	558	4,063
CASH — Beginning of period	15,666	7,568
CASH — End of period	$16,224	$11,631

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of Nobilis and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the Consolidated Balance Sheet at December 31, 2015 is derived from audited financial statements.

Certain reclassifications of prior year balances have been made to conform such amounts to current year classifications.

The reclassifications included in these comparative consolidated financial statements are (i) a change in presentation of other comprehensive income and (ii) a reclassification from cost of goods sold to operating expenses. The reclassifications were deemed to be immaterial to the consolidated financial statements both individually and in the aggregate.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation, have been included. Management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

These interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”) filed on March 15, 2016.

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP.

There have been no material changes to the Company’s critical accounting policies and estimates from those disclosed in the 2015 Annual Report.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes how entities account for and measure the fair value of certain equity investments and updates the presentation and disclosure of certain financial assets and liabilities. This new guidance is effective for annual and interim periods beginning on or after December 15, 2017, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that ASU 2016-01 will have on the Company’s consolidated financial position and disclosures.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). This amendment eliminates the requirement to retroactively adopt the equity method of accounting when a previous investment becomes qualified as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2016 with no impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). The amendments address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The amendments affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the Consolidated Statement of Cash Flows and accounting for income taxes. Specifically, the ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Operations, introducing a new element of volatility to the provision for income taxes. ASU 2016-09 is effective on January 1, 2017, with early adoption permitted. The transition method varies for each of the areas in the ASU. We have not yet determined the effect of the ASU 2016-09 on our consolidated financial statements nor have we selected a transition date.

3. Supplemental Cash Flow Information

The changes in operating assets and liabilities for the three months ended March 31, 2016 and 2015 are comprised of the following (in thousands):

	Three months ended March 31,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$652	$600
Cash paid for taxes	$667	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash deconsolidation of property and equipment	$-	$2,828
Non-cash deconsolidation of goodwill	$-	$701

4. Acquisitions and Business Combinations

Scottsdale Liberty Hospital, LLC (“Scottsdale Liberty”)

In November 2015, the Company announced the closing of a transaction to jointly own and operate Freedom Pain Hospital (n/k/a Scottsdale Liberty Hospital) located in Scottsdale, Arizona. The Company acquired a 60% interest and management control of the entity which was formed to own and operate the successor hospital.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company's acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is still in the process of assessing the fair value of a capital lease associated with the real property being utilized by the facility, PP&E and the terms of an anti-dilution provision of the agreement to assess if it is a derivative and if a fair value needs to be estimated. The Company expects to finalize its analysis during 2016.

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

Unaudited Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information includes the results of operations for Scottsdale Liberty, and is presented as if the acquired company had been consolidated as of the beginning of the year immediately preceding the year in which the company was acquired. The Company utilized all historical data which was available and practicable to obtain. Certain information was not practicable to obtain for Hermann Drive and Marsh Lane due to the bankruptcy proceedings of their former parent company. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual result that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.

Unaudited pro forma information for the Peak acquisition is not presented in the pro forma disclosure because the effects of such transaction is considered immaterial to the Company’s consolidated financial statements.

There were no acquisitions during the period ended March 31, 2016, thus the consolidated financial statements for the period include full financial results of all consolidated subsidiaries.

March 31, 2015

Revenue	$39,197
Income from operations	3,109
Net income attributable to noncontrolling interets	4,200
Net (loss) attributable to common stockholders	(4,940)
Net (loss) per basic common share	$(0.08)

5. Investments in Associates

During the first quarter of 2015, we completed the deconsolidation of two imaging centers and one urgent care clinic in Houston, which consisted of the following entities: Spring Northwest Management, LLC, Spring Northwest Operating, LLC, Willowbrook Imaging, LLC, GRIP Medical Diagnostics, LLC and KIRPA Holdings, LLC. We resigned as the manager of these facilities resulting in loss of control and our rights to exercise significant influence. We retained investments in these facilities that are accounted for as cost method investments beginning January 1, 2015. The carrying value as of March 31, 2016 is $0.7 million. The investments are classified as other long-term assets in the Consolidated Balance Sheets.

In March 2016, the Company acquired a 58% interest in Athelite Holdings LLC ("Athelite") a holding company with a 70% interest in Dallas Metro Center LLC ("Dallas Metro"), a company formed to provide management services to a Hospital Outpatient Department (“HOPD”). The Athelite investment is accounted for as an equity method investment as the Company did not obtain the necessary level of control for the investment to be accounted for as a business combination. This is due to the fact that the Company does not have the ability directly to appoint a majority of the board members of Dallas Metro or independently make strategic operational decisions. The carrying value as of March 31, 2016 is $0.8 million. The investment is classified as other long-term assets in the Consolidated Balance Sheets.

6. Trade Accounts Receivable, net

A detail of trade accounts receivable, net as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

	March 31, 2016	December 31, 2015
Trade accounts receivable	$74,785	$95,114
Allowance for doubtful accounts	(2,494)	(5,165)
Receivables transferred	(780)	(298)
Receivables purchased	2,717	2,918
Trade accounts receivable, net	$74,228	$92,569

Bad debt expense was nil for the three months ended March 31, 2016 and 2015, respectively.

From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of March 31, 2016 and December 31, 2015, there remained a balance of $0.8 million and $0.3 million, respectively, in transferred receivables pursuant to the terms of the original agreement. For the quarter ended March 31, 2016 and 2015, the Company received advanced payments of $0.3 million and $0.6 million, respectively. During the same time period, the Company transferred $2.1 million and $1.8 million of receivables, net of advancement of payment. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.

Athas, Peak, and Nobilis Surgical Assist, LLC (“First Assist”) purchases receivables from physicians, at a discount, on a nonrecourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 30 to 45 days after the accounts are billed. These purchased receivables are billed and collected by Athas, Peak and First Assist and they retain 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables. Gross revenue from purchased receivables was $3.1 million and $3.2 million for the quarter ended March 31, 2016 and 2015, respectively. Revenue, net of the discounted purchase price, was $1.4 million and $2.0 million for the quarter-ended March 31, 2016 and 2015, respectively. Accounts receivable for purchased receivables was $2.7 million and $4.5 million for the quarter-ended March 31, 2016 and year-ended December 31, 2015, respectively. Revenue from receivables purchased is recorded in the factoring revenue line item within the Consolidated Statements of Operations.

7. Financial Instruments and Concentration

In common with all other businesses, the Company is exposed to risks that arise from its use of financial instruments. This note describes the Company’s objectives, policies and processes for managing those risks and the methods used to measure them. Further quantitative information in respect of these risks is presented throughout these consolidated financial statements.

Principal financial instruments

The principal financial instruments used by the Company, from which financial instrument risk arises, are as follows:

  Accounts receivable and other receivables
  Investments in associates
  Accounts payable, accrued liabilities and other current liabilities
  Other liabilities and notes payable
  Capital leases
  Lines of credit
  Debt
  Warrants
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

Financial instruments - risk management

The Company is exposed through its operations to the following financial risks:

  Credit risk
  Fair value risk
  Foreign exchange risk
  Other market price risk
  Liquidity risk
  Interest rate risk

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

A summary of certain information about our payor concentration is as follows:

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016 Patient and Net	2015 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.9%	94.9%
Workers compensation	3.7%	4.4%
Medicare	0.4%	0.7%
Total	100.0%	100.0%

MARKETING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016 Patient and Net	2015 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	100.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	100.0%

Four facilities represent approximately 91% of the Company’s contracted marketing revenue for the three months ended March 31, 2016, and four facilities represent approximately 92% of the Company’s contracted marketing accounts receivable as of March 31, 2016.

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENU EBY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016 Patient and Net	2015 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	96.4%	95.0%
Workers compensation	3.3%	4.3%
Medicare	0.3%	0.7%
Total	100.0%	100.0%

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

The Company is also exposed to currency risk on purchases made from vendors based in Canada. The Company had Canadian denominated cash (“Cdn”) of $0.3 million and $0.1 million of trade payables at March 31, 2016. The Company had Cdn of $0.3 million and a nominal amount of trade payables at December 31, 2015.

8. Property and Equipment, net

Property and equipment, net consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Telephone equipment	$131	$122
Computer hardware	868	780
Computer software	799	733
Furniture and office equipment	1,528	1,143
Medical equipment	22,820	23,482
Leasehold improvements	8,498	7,942
Building	12,520	12,520
Construction in progress	2,287	1,325
	49,451	48,047
Less accumulated depreciation	(14,994)	(12,744)
Property and equipment, net	$34,457	$35,303

Depreciation expense for the three months ended March 31, 2016 and 2015 was $1.9 million and $0.6 million, respectively.

9. Intangible Assets

Intangible assets at March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	March 31, 2016					December 31, 2015
					Net					Net
	Historical		Accumulated	Accumulated	Book	Historical		Accumulated	Accumulated	Book
	Cost	Additions	Amortization	Impairment	Value	Cost	Additions	Amortization	Impairment	Value
Definite Life
Non-compete agreements	$2,761	$-	$1,096	$-	$1,665	$2,761	$-	$993	$-	$1,768
Internally developed software	1,980	-	528	-	1,452	1,980	-	330	-	1,650
Trade secret methodology	5,620	-	749	-	4,871	5,620	-	468	-	5,152
Physician relationships	2,800	-	222	-	2,578	2,800	-	130	-	2,670
Customer relationships	500	-	35	-	465	-	500	24	-	476

Indefinite Life
Tradenames	1,160	-	-	-	1,160	1,000	160	-	-	1,160
Trademark	5,610	-	-	-	5,610	5,610	-	-	-	5,610
Medicare license	8,498	-	-	7,401	1,097	8,498	-	-	7,401	1,097
Hospital license	36	-	-	-	36		36	-		36
Total	$28,965	$-	$2,630	$7,401	$18,934	$28,269	$696	$1,945	$7,401	$19,619

Amortization expense was $0.7 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. Estimated amortization of intangible assets for the five years and thereafter subsequent to March 31, 2016 is $1.0 million for the remainder of 2016, $1.3 million for 2017, 2018, 2019, $1.0 million for 2020, and $5.1 million thereafter.

10. Goodwill

The following tables provide information on changes in the carrying amount of goodwill, which is included in the accompanying Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Cost	$183,276	$183,276
Accumulated impairment losses	(138,443)	(138,443)
Total	$44,833	$44,833

Cost	March 31, 2016	December 31, 2015
BALANCE - beginning of period	$183,276	$160,032
Deconsolidation of imaging centers and urgent care clinic	-	(701)
Hermann Drive business combination, as adjusted	-	16,039
Peak business combination, as adjusted	-	974
Scottsdale Liberty business combination	-	6,932
Total cost	$183,276	$183,276

Accumulated impairment
BALANCE - beginning of period	$(138,443)	$(138,443)
Impairment charges during the period	-	-
Total accumulated impairment	$(138,443)	$(138,443)

The Company did not record any impairment charges for the three months ended March 31, 2016 or 2015.

11. Accrued expenses and other current liabilities

The following table presents a summary of items comprising accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Accrued expenses:
Accrued salaries and benefits	$4,453	$5,309
Other	9,950	11,339
Total accrued expenses	$14,403	$16,648

Other current liabilities:
Estimated amounts due to third party payors	$4,676	$3,795
Other	649	1,230
Total other current liabilities	$5,325	$5,025

12. Other long-term liabilities

The Company assumed real property leases as part of certain acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. Of the $3.9 million balance in other-long term liabilities at March 31, 2016, approximately $3.4 million of that balance relates to unfavorable leases. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to December 31, 2015 is $0.2 million for the remainder of 2016, $0.3 million for 2017, 2018, 2019, 2020, and $2.1 million thereafter.

13. Lines of Credit

On March 31, 2015, the Company secured a $5.0 million revolving line of credit (the “revolver”) from Healthcare Financial Services, LLC (f/k/a General Electric Capital Corporation), or “HFS” maturing in March 2020. The revolver bears interest at a rate of 4% plus LIBOR per annum (effective rate of 4.70% at March 31, 2016) and requires quarterly payments. Principal amounts borrowed under the revolver may be repaid and re-borrowed periodically. The revolver is collateralized as discussed below for the $20 million term loan. The Company has $3.5 million and $3.0 million outstanding on this revolver as of March 31, 2016 and December 31, 2015, respectively.

The revolving line of credit is subject to certain restrictive covenants in conjunction with the HFS term loan, as discussed in Note 14.

On July 30, 2015, the Company issued a $1.5M Letter of Credit to the Landlord of the Marsh Lane Surgical Hospital (“Marsh Landlord”) facility in connection with the execution of the hospital facility lease. The Marsh Landlord shall have the right to draw upon the Letter of Credit in an event of default. The Letter of Credit is secured by the $5.0 million revolving line of credit from HFS.

14. Debt

On March 31, 2015, the Company secured a $20.0 million term loan from HFS. The term loan bears interest at a rate of 4% plus LIBOR per annum (effective rate of 4.70% at March 31, 2016) and requires quarterly payments of principal and interest until the term loan matures in March 2020. The term loan provides for a 0.70215% LIBOR floor. The term loan is collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries.

The $20.0 million term loan primarily served to refinance all previously held debt and lines of credit. Debt issuance costs associated with the new credit facility approximated $0.6 million. As of March 31, 2016, the outstanding balance is $18.8 million.

We entered into the Fifth Amendment to Credit Agreement dated as of May 12, 2016 among Northstar Healthcare Acquisitions, L.L.C., HFS and the Credit Parties named therein amending, among other things, the maximum leverage ratio for March 31, 2016 and the investment cap with respect to PSH. As a result, we were in compliance with our covenants under the Loan Agreement as of March 31, 2016.

On July 30, 2015, the Company secured a $4.5 million term loan from LegacyTexas Bank. The term loan bears interest at a rate of 4% plus LIBOR per annum (4.425% at March 31, 2016) and requires monthly payments of interest. Monthly payments of principal will commence in August 2016. The term loan matures in July 2020. The term loan is subordinated to the Company’s term loan and revolver with HFS. As of March 31, 2016, the outstanding balance is $4.2 million.

Commencing in June 2016, the LegacyTexas Bank term loan will require the Company to maintain a fixed charge coverage ratio of 1.05 to 1.00 and to maintain its days cash on hand of no less than 30 days.

Loan origination fees are deferred and the net amount is amortized over the contractual life of the related loans.

Debt at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015

Gross debt	$26,496	$26,275
Less unamortized loan fees	529	563
Debt, net of unamortized loan fees	25,967	25,712
Less current portion of term loan	1,243	1,243
Less lines of credit	3,500	3,000
Long-term debt, net of unamortized loan fees	$21,224	$21,469

15. Operating Leases

The Company occupies four ASCs, four hospitals, and two corporate business spaces under operating lease agreements. The minimum rental commitments under non-cancellable operating leases, with terms in excess of one year subsequent to March 31, 2016, are as follows (in thousands):

As of March 31,

2016	$7,961
2017	10,092
2018	9,702
2019	9,227
2020	7,362
Thereafter	45,457
Total future commitment	89,801
Less minimum sublease income to be received	(1,080)
Total future commitment, net of sublease income	$88,721

Rent expense was $2.6 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

16. Capital Leases

The Company holds various capital leases for pieces of medical equipment which contain bargain purchase options at the end of the lease terms. The Company also holds one capital lease on real estate facility space. The remaining minimum capital lease obligations, with terms in excess of one year subsequent to March 31, 2016, are as follows (in thousands):

As of March 31,

2016	$3,953
2017	4,343
2018	2,060
2019	1,819
2020	1,802
Thereafter	9,393
Total minimum rentals	23,370
Less amounts representing interest	(5,561)
Capital lease obligations	$17,809

Medical equipment and facility space with a cost of $20.7 million and $19.7 million were held under capital leases as of March 31, 2016 and December 31, 2015, respectively. Capital leases had accumulated depreciation of $2.7 million and $1.7 million as of March 31, 2016 and December 31, 2015, respectively.

17. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrant and stock option derivative liabilities. There have been no transfers between fair value measurement levels during the three months ended March 31, 2016 and 2015.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements Using

	Quoted Prices in
	Active Markets for
	Identical Assets and	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

December 31, 2015:
Warrant and stock option derivative liabilities	$-	$-	$2,951	$2,951
Total	$-	$-	$2,951	$2,951

March 31, 2016:
Warrant and stock option derivative liabilities	$-	$-	$3,441	$3,441
Total	$-	$-	$3,441	$3,441

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of warrant and stock option derivative liabilities. The estimated fair values of the warrant and stock option derivative liabilities were measured using the Black-Scholes valuation model (refer to Note 19). Due to the nature of valuation inputs, the valuation of the warrants is considered a Level 3 measurement.

18. Share Based Compensation

Restricted Share Units (RSU’s)

The Company did not grant any RSUs during the three months ended March 31, 2016 and 2015, respectively.

The Company recorded stock compensation expense relative to RSUs of nil and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

The Company had no outstanding RSUs at March 31, 2016 and 4,650,000 outstanding RSUs at March 31, 2015.

Stock Options

The Company granted a total of 1,995,000 stock options during the three months ended March 31, 2016. Of the options granted during the three month period, 195,000 of those vest immediately and 1,800,000 vest ratably over a three year period.

The Company granted a total of 3,166,782 stock options during the year ended December 31, 2015. Of the options granted during the year ended December 31, 2015, 451,782 of those vest immediately, 450,000 vest ratably over a one year period, 1,865,000 vest ratably over a three year period, and 400,000 cliff vest at the end of a five year period.

The following table summarizes stock option activity for the three months ended March 31, 2016.

		Weighted-	Weighted-Average
	Shares Underlying	Average Exercise	Remaining Life
	Options	Price	(years)

Outstanding at January 1, 2015	3,118,218	$1.45	9.80
Granted	1,026,782	$4.01	9.97
Exercised	(161,120)	$1.10
Forfeited	(5,000)	$1.34
Outstanding at March 31, 2015	3,978,880	$2.13	6.69

Exercisable at March 31, 2015	1,161,924	$2.26	9.98

Outstanding at January 1, 2016	5,465,000	$2.97	9.20
Granted	1,995,000	$2.05	9.80
Exercised	(932,600)	$2.22
Forfeited	(500,000)	$1.64
Outstanding at March 31, 2016	6,027,400	$2.89	9.30

Exercisable at March 31, 2016	1,942,400	$2.11	8.80

The above table includes 710,000 options issued to non-employees, 650,000 of which are still outstanding at March 31, 2016. See Note 19 for discussion regarding the classification of these options in the balance sheet.

The total intrinsic value of stock options exercised was $1.2 million and $1.5 million during the three months ended March 31, 2016 and 2015, respectively. The total intrinsic value for all in-the-money vested outstanding stock options at March 31, 2016 was $1.0 million. Assuming all stock options outstanding at March 31, 2016 were vested, the total intrinsic value of in-the-money outstanding stock options would have been $3.4 million.

The Company recorded total stock compensation expense relative to employee stock options of $1.7 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively.

The fair values of the employee stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the three months ended March 31, 2016 and 2015.

	Three months ended March 31,

	2016	2015

Expected price volatility	116% - 117%	114% - 122%
Risk free interest rate	1.33% - 1.50%	1.34% - 1.77%
Expected annual dividend yield	0%	0%
Expected option term (years)	5 - 6	5 - 6
Expected forfeiture rate	0.6% - 11.6%	0% - 8.8%
Grant date fair value per share	$1.73 - $1.80	$2.53 - $3.57
Grant date exercise price per share	$1.99	$2.97 - $3.97

For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.

19. Warrants and Options Liabilities

Warrants and Options Issued in Private Placements

The Company issued warrants and compensatory options in connection with private placements completed in December 2013, September 2014 and May 2015. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock. Hence, these warrants and options are classified as liabilities under the caption “Warrants and Options Derivative Liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrants and options liability”.

The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date following using the Black Scholes pricing model with the following inputs:

	Three months ended March 31,
	2016	2015

Risk free interest rate	0.39% - 0.59%	0.26% - 0.56%
Expected life in years	0.5 - 1.15	0.75 - 1.50
Expected volatility	91% - 112%	78% - 80%
Expected dividend yeild	0%	0%

The changes in fair value of the warrants and options liability during the three months ended March 31, 2016 and the year ended were as follows (in thousands):

	2016	2015

Balance at beginning of year	$2,109	$6,657
Issuance of warrants and options	-	12,797
Transferred to equity upon exercise	-	(9,050)
Change in fair value recorded in earnings	(156)	(8,295)
Balance at March 31, 2016 and December 31, 2015	$1,953	$2,109

The following warrants and options were outstanding at March 31, 2016:

		Number of warrants and	Remaining contractual
	Exercise price in Cnd$	options	life (years)

2014 Warrants	Cnd$1.80	9	0.50
2014 Options	Cnd$1.37	117,810	0.50
2015 Warrants	Cnd$11.50	3,923,834	1.15
2015 Options	Cnd$9.00	392,383	1.15
Outstanding and exercisable at March 31, 2016		4,434,036

Options Issued to Non-Employees

As discussed in Note 18, in 2014 the Company issued options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At March 31, 2016, there were 650,000 options outstanding to these non-employees.

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

The estimated values of the option awards are determined using the Black Scholes pricing model with the following inputs:

	Three months ended March 31,
	2016	2015

Risk free interest rate	1.76%	0.26% - 1.37%
Expected life in years	4 - 5	1 - 5
Expected volatility	116% - 118%	74% - 121%
Expected dividend yeild	0%	0%

The Company recorded expense for non-employee stock options of $0.2 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

Options issued to non-employees are reclassified from equity to liabilities on the performance completion date. Under U.S. GAAP, such options may not be considered indexed to our stock because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and stock option liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant and stock option liabilities”. At March 31, 2016, there were no unexercised non-employee options requiring liability classification as the performance completion date has not been reached.

20. Earnings per Share

Basic net earnings attributable to Nobilis common shareholders, per common share, excludes dilution and is computed by dividing net earnings attributable to Nobilis commons shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to Nobilis common shareholders, per common share, is computed by dividing net earnings attributable to Nobilis common shareholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock awards, stock option awards and stock warrants as determined under the treasury stock method. Since the Company reflected a net loss during the periods ended March 31 2016 and 2015, the effect of considering any common stock equivalents would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

A detail of the Company’s earnings per share is as follows (in thousands except for share and per share amounts):

	Three months ended March 31,
	2016	2015

Basic:
Loss attributable to Nobilis	$(4,965)	$(4,482)
Weighted average common shares outstanding	74,806,441	60,191,831
Basic loss per common share	$(0.07)	$(0.07)

21. Noncontrolling Interests

Noncontrolling interests at March 31, 2016 and December 31, 2015 represent an 8.1% interest in The Palladium for Surgery - Houston, Ltd, 75% interest in the Medical Ambulatory Suites, L.P., 65% interest in Microsurgery Institute, LLC., 2.3% interest in Houston Microsurgery Institute, LLC., 50% in Northstar Healthcare Dallas Management, LLC., 65% in NHC ASC – Dallas, LLC., 49% in First Nobilis, LLC., 40% in First Nobilis Hospital Management, LLC., 45% in Hermann Drive Surgical Hospital, LP., and 40% in Perimeter Road Surgical Hospital, LLC.

Agreements with the third party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of March 31, 2016 and December 31, 2015. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s Consolidated Balance Sheets as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests follow (in thousands):

	NHC - ASC Dallas	First Nobilis	Total

Balance at January 1, 2015	6,654	6,213	12,867
Distributions	(3,892)	(7,617)	(11,509)
Net income attributable to noncontrolling interests	631	10,236	10,867
Total contingently redeemable noncontrolling interests at December 31, 2015	$3,393	$8,832	$12,225

Balance at January 1, 2016	3,393	8,832	12,225
Distributions	(1,217)	(600)	(1,817)
Net income (loss) attributable to noncontrolling interests	67	(116)	(49)
Total contingently redeemable noncontrolling interests at March 31, 2016	$2,243	$8,116	$10,359

Certain of our consolidated subsidiaries that are less than wholly owned meet the definition of a Variable Interest Entity (“VIE”), and we hold voting interests in all such entities. We consolidate the activities of VIEs for which we are the primary beneficiary. In order to determine whether we own a variable interest in a VIE, we perform qualitative analysis of the entity’s design, organizational structure, primary decision makers and relevant agreements. Such variable interests include our voting interests, and may also include other interests and rights, including those gained through management contracts.

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

The following table summarizes the carrying amount of the assets and liabilities of our material VIEs included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) (in thousands):

	March 31, 2016	December 31, 2015

Total Cash & Short Term Investments	$358	$191
Total Accounts Receivable	9,100	8,660
Total Other Current Assets	1,582	1,582
Total Property Plant & Equipment	17,302	5,227
Total Other Assets	(55)	144
Total Assets	$28,287	$15,804

Total Accounts Payable	$1,524	$2,286
Total Other Liabilities	8,200	7,059
Total Accrued Liabilities	1,720	2,664
Long Term - Capital Lease	10,496	780
Non-Controlling Interest	(3,413)	(1,488)
Total Liabilities	$18,527	$11,301

22. Income Taxes

The Company is a corporation subject to federal income tax at a statutory rate of 34% of pretax earnings. The Company estimates an annual effective income tax rate of 30.8% for US and none for Canada based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. The following items caused the first quarter effective income tax rate to be significantly different from the statutory rate:

  Canada is excluded from the worldwide annual effective tax rate calculation because Canada has losses but does not expect to realize them, which reduces the first quarter effective tax rate by approximately 4%.

  All of the Partnership’s earnings are included in the Company’s net income; however, the Company is not required to record income tax expense or benefit with respect to the portion of the Partnership’s earnings allocated to its noncontrolling limited partners, which reduces the first quarter effective tax rate by approximately 5%.

  The first quarter effective tax rate includes a discrete item for the stock compensation shortfall, which reduces the effective tax rate by approximately 4%

The net tax benefit for the three months ended March 31, 2016 was $1.9 million, resulting in an effective tax rate of approximately 22.1%. This amount includes $0.2 million of tax expense for states in which the Company operates. The state tax expense for the three months ended March 31, 2015 was $0.2 million. The Company did not recognize any federal or foreign tax expense or benefit for the three months ended March 31, 2015 as the Company had a full valuation allowance against deferred tax assets at that time.

Based on management’s analysis, the Company did not have any uncertain tax positions as of March 31, 2016.

23. Business Segment Information

A summary of the business segment information as of March 31, 2016 and 2015 is as follows (in thousands):

	Three months ended March 31, 2016

	Medical Services	Marketing	Corporate	Total

Revenues	$46,208	$5,065	$-	$51,273
Operating expenses	47,516	4,619	-	52,135
Corporate costs	-	-	8,832	8,832
(Loss) income from operations	(1,308)	446	(8,832)	(9,694)
Interest expense	393	1	290	684
Change in fair value of warrant and option liabilities	-	-	(42)	(42)
Other income	(1,173)	(120)	(361)	(1,654)
(Loss) income before income taxes	$(528)	$565	$(8,719)	$(8,682)

Other data:
Depreciation and amortization expense	$1,869	$660	$54	$2,583
Income tax expense (benefit)	$176	$24	$(2,118)	$(1,918)
Intangible assets	$5,337	$13,597	$-	$18,934
Goodwill	$25,822	$19,011	$-	$44,833
Capital expenditures	$1,525	$-	$-	$1,525
Total assets	$149,696	$40,384	$38,087	$228,167
Total liabilities	$50,795	$6,625	$31,236	$88,656

	Three months ended March 31, 2015

	Medical Services	Marketing	Corporate	Total

Revenues	$33,844	$4,007	$-	$37,851
Operating expenses	23,367	3,122	-	26,489
Corporate costs	-	-	7,479	7,479
Income (loss) from operations	10,477	885	(7,479)	3,883
Interest (income) expense	-	79	411	490
Change in fair value of warrant and option liabilities	-	-	3,374	3,374
Other income	(121)	-	(14)	(135)
Income (loss) before income taxes	$10,598	$806	$(11,250)	$154

Other data:
Depreciation and amortization expense	$289	$348	$26	$663
Income tax expense	$127	$25	$-	$152
Intabgible assets	$4,541	$14,747	$-	$19,288
Goodwill	$1,877	$19,011	$-	$20,888
Capital expenditures	$487	$-	$-	$487
Total assets	$59,542	$39,512	$5,426	$104,480
Total liabilities	$7,123	$6,902	$27,229	$41,254

24. Related Parties

The minority interest holder of First Nobilis, a fully consolidated entity, is also a partial owner of First Street Hospital, L.P. (“First Street Hospital”) and First Street Surgical Center, L.P. (“First Street Surgical”), both of which have an ongoing business relationship with the Company. At March 31, 2016, the Company has a net amount due from these related parties of $0.1 million. In addition, the Company leases certain medical equipment and facility space from First Street Hospital and First Street Surgical. Equipment lease costs of approximately $0.5 million and $0.6 million were incurred during the quarter ended March 31, 2016 and 2015, respectively. Facility lease costs of approximately $0.4 million were incurred during both the three months ended March 31, 2016 and 2015.

In March 2016, the Company acquired an interest in Athelite, a holding company which owns an interest in Dallas Metro, a company formed to provide management services to an HOPD. The Athelite investment is accounted for as an equity method investment (refer to Note 5). At March 31, 2016, the Company had $1.2 million in accounts receivable from Dallas Metro. Additionally, during the three months ended March 31, 2016, the Company sold medical supply inventory to Dallas Metro for $0.2 million, resulting in no gain or loss, and sold $1.1 million of medical equipment to Dallas Metro, resulting in a gain of $0.3 million. The Company also rents, on a monthly basis, certain medical equipment to Dallas Metro and subleases operation facility real estate. During the period ended March 31, 2016, the Company recognized a nominal amount in equipment rental income and $0.1 million in sublease rental income, both of which are included in other income on the Consolidated Statement of Earnings.

Physician Related Party Transactions

Nobilis maintains certain medical directorship, consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities. Material related party arrangements of this nature are described below:

  In October 2014 the Company entered into a marketing services agreement with an entity controlled by a physician equity owner. In June 2015, the Company expanded the relationship with this physician equity owner to include consulting, medical directorship and on-call agreements. The Company has paid $0.5 million and $0.9 million to the marketing services entity as of March 31, 2016 and 2015, respectively. The Company has paid to the physician equity owner $0.5 million and nil in fees owed pursuant to the service agreements as of March 31, 2016 and 2015, respectively.
  In July 2014, the Company entered into a marketing services agreement with a physician equity owner and an entity owned by that physician equity owner’s brother. The Company has paid 0.2 million and $0.1 million to the marketing services entity as of March 31, 2016 and 2015, respectively.
  In September 2013, the Company entered into a book deal with a physician equity owner. In March 2015, the Company entered into a marketing agreement with that physician equity owner and a marketing services company owned by the physician equity owner’s father. The Company has paid $1.2 million and $0.5 million to the marketing services entity as of March 31, 2016 and 2015, respectively.

25. Commitments and Contingencies

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially impact the financial position, results of operations or liquidity of the Company.

Elite Ambulatory Surgery Centers, LLC (“Elite”) filed suit against Athas and Nobilis in Harris County Texas in early 2015 (the “Elite Lawsuit”). The Elite Lawsuit alleged that our acquisition of Athas caused Athas to violate an exclusive marketing services agreement between itself and Elite, and also caused Athas to violate a non-competition covenant contained in the operating agreements of Elite-affiliate entities in which Athas was an equity owner.

In March 2016, the Elite Lawsuit was settled upon with the final completion of a series of agreements by and among the Company, Athas, Elite and a Dallas-area hospital (the “Elite Agreements”) The Elite Agreements resulted in the conversion of the Company’s Dallas-based out of network ambulatory surgical center, Microsurgery Institute Dallas ("MSID"), into an in-network HOPD of a Dallas-area hospital system. Contemporaneously with the completion of the Elite Agreements, the Company executed a settlement agreement to dismiss the Elite Lawsuit. The settlement agreement included the payment of a preferred distribution to Elite in the amount of $1.6 million paid directly from Dallas Metro net income by March 31, 2016. Please refer to Note 5 Investments in Associates and Note 24 Related Parties for additional details.

Shareholder Lawsuits

After the Company announced it would be restating its 2014 annual financial statements and 2015 first and second quarter interim financial statements, one complaint, Schott v. Nobilis Health Corp. et al, was filed in the United States District Court for the Southern District of Texas against the Company, our former chief executive officer and our current chief financial officer. The complaint seeks class action status on behalf of our shareholders and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of the restatement and seeks undisclosed damages. The defendants intend to vigorously defend against these claims and filed a motion to dismiss the consolidated complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants. In response, the Plaintiff filed an amended complaint on March 7, 2016. The Company subsequently filed a motion to dismiss the amended complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants. The court granted the plaintiffs additional time to respond to the Company’s motion to dismiss setting a deadline of May 16, 2016. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

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

26. Subsequent Events

We entered into the Fifth Amendment to Credit Agreement dated as of May 12, 2016 among Northstar Healthcare Acquisitions, L.L.C., HFS and the Credit Parties named therein amending, among other things, the maximum leverage ratio for March 31, 2016 and the investment cap with respect to PSH. As a result, we were in compliance with our covenants under the Loan Agreement as of March 31, 2016.

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

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth elsewhere in this report and in our Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”) filed on March 15, 2016.

The following discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1—Financial Statements of this Quarterly Report, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report.

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

Medical Services Overview

We own and manage nine healthcare facilities (the “Nobilis Facilities”) in Texas and Arizona; four hospitals (the “Nobilis Hospitals”) and five ambulatory surgery centers, referred to as the “Nobilis ASCs” of which three are located in Houston, Texas, one in Dallas, Texas and one in Scottsdale, Arizona. The Nobilis ASCs consist of Northstar Healthcare Surgery Center- Houston, Kirby Surgical Center, Microsurgery Institute of Dallas (which operated until September 30, 2015), Northstar Healthcare Surgery Center – Scottsdale and First Nobilis Surgery Center. The Nobilis Hospitals consist of First Nobilis Hospital, Hermann Drive Surgical Hospital, Plano Surgical Hospital and SLH. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients. The Nobilis Facilities focus on certain clinical specialties, including orthopedic surgery, podiatric surgery, ENT, pain management, gastro- intestinal, gynecology and general surgery. The Nobilis ASCs do not offer the full range of services typically found in traditional hospitals, allowing the Nobilis ASCs to operate with lower operating expenses. The Nobilis Hospitals do offer the services typically found in traditional hospitals and, as a result, have ability to take on more complex cases and cases that may require an overnight stay. We earn revenue in our Medical Services Segment from the “facility fees” or “technical fees” charged to third party payers or to patients for the services rendered at the Nobilis Facilities.

Marketing Services Overview

Our Marketing Services segment provides marketing services, patient education services and patient care coordination management services to the Nobilis Facilities, to third party facilities in states where we currently do not operate, and to physicians. We market several minimally-invasive medical procedures and brands, which include:

  North American Spine: promotion of minimally invasive spine procedures
  Migraine Treatment Centers of America: promotion of procedures related to chronic migraine pain
  NueStep: a surgical procedure designed to treat pain in the foot, ankle and leg
  Evolve-The Experts in Weight Loss Surgery: promotion of surgical weight loss procedures
  MIRI: promotion of women’s health related procedures
  Onward Orthopedics: promotion of general orthopedics, sports medicine related to orthopedics

We do not directly provide medical services to patients; rather, we identify candidates for our branded procedures, educate these potential patients about the relevant procedure and direct those patients to affiliated physicians who diagnosis and treat those patients at affiliated facilities. Through our Marketing Services segment, we have contractual relationships with facilities and physicians in several states.

We earn service fees from our partner facilities that, depending on the laws of the state in which a partner facility is located, are either charged as a flat monthly fee or are calculated based on a portion of the “facility fee” revenue generated by the partner facility for a given procedure.

Our revenues from physician-related services are, depending on the laws of the state in which a partner-physician practices, either earned directly from professional fees or through the purchase of accounts receivable. In Texas, we engage physicians through entities exempt from Texas corporate practice of medicine laws that directly earn professional fees for partner-physician services and, in turn, pay partner-physicians a reasonable fee for rendering those professional services. In other states, we manage our partner-physicians’ practices and purchase the accounts receivable of those practices through accounts receivable purchase agreements.

Operating Environment

The Medical Service segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Services Segment are from reimbursement to the Nobilis ASCs and Nobilis Hospitals as “out-of-network” providers. This means the Nobilis Facilities are not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. The reimbursement to in-network providers, however, is typically far less than that paid to out of network providers. To a far lesser degree, the Nobilis Facilities earn fees from governmental payor programs such as Medicare. For the three months ended March 31, 2016, we derived approximately 0.4% of our Medical Services segment’s net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payers and patient co-pays, coinsurance, and deductibles.

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

The following table sets out the net patient service revenues, the number of procedures performed and the net patient service revenue per procedure at each of the Nobilis Facilities for the three months ended March 31, 2016 and 2015:

	Net Patient Service Revenue				Net Patient Service Revenue
	($)(in thousands)		Number of Cases (1)		($) per Case (2)
Nobilis Facility	2016	2015	2016	2015	2016	2015

NHSC-H	$1,861	$4,897	259	488	$7,185	$10,035
KIRBY	2,086	2,879	957	874	2,180	3,294
MSID	-	9,013	-	699	-	12,894
NHSC-S	3,642	3,257	271	254	13,439	12,822
FNH	17,305	12,678	505	481	34,267	26,358
FNSC	1,269	1,121	389	435	3,262	2,577
HDSH	3,766	-	529	-	7,119	-
PSH	13,820	-	741	-	18,651	-
SLH	1,264	-	89	-	14,202	-
Total	45,013	33,845	3,740	3,231	12,036	10,475

Notes

(1)	This table refers to all cases performed, regardless of their contribution to net patient service revenue.
(2)	Calculated by dividing net patient service revenues by the number of cases.

Seasonality of the Business

The surgical segment of the healthcare industry tends to be impacted by seasonality because most benefit plans reset on a calendar year basis. As patients utilize and reduce their remaining deductible, surgical ASCs and hospitals typically experience an increase in volume throughout the year, with the biggest impact coming in the fourth quarter. Historically, approximately 35% to 40% of our annual revenues have been recognized in the fourth quarter.

Same Center, Organic and New Facility Growth (Three months ended March 31, 2016 and 2015)

In certain instances in this MD&A, we analyze growth and trends by bifurcating our business into “same center facilities” and “new facilities”. “Same center facilities” can be defined as any facility that has been acquired as of January 1, 2015. All other facilities are considered to be “new facilities” until the following year.

The Nobilis Facilities focus on a limited number of high-volume, non-emergency procedures, most of which are billed on an “out of network” basis. The case mix at each Nobilis Facility is a function of the clinical specialties of the physicians on the medical staff and the equipment and infrastructure at each facility. The Nobilis Facilities intend to continue to refine their case mix as opportunities arise. The following table sets forth the combined number of cases and procedures by medical specialty performed for three months ended March 31, 2016 and 2015:

MEDICAL SERVICES SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

		2016%	2016	2016%		2015%	2015	2015%
Specialty	2016 Cases	Cases	Procedures	Procedures	2015 Cases	Cases	Procedures	Procedures

Pain Management	1,271	34.0%	3,740	45.5%	1,049	32.5%	3,715	42.0%
Musculoskeletal Interventions	87	2.3%	87	1.1%	183	5.7%	687	7.8%
Interventional Headache Procedure	40	1.1%	40	0.5%	20	0.6%	20	0.2%
Orthopedics	324	8.7%	667	8.1%	233	7.2%	535	6.1%
Spine	174	4.6%	174	2.1%	160	5.0%	273	3.2%
Podiatry	74	2.0%	148	1.8%	99	3.1%	410	4.6%
Gastro-intestinal	28	0.7%	36	0.4%	87	2.7%	155	1.8%
General Surgery	174	4.6%	308	3.7%	134	4.0%	279	3.2%
Plastic & Reconstructive	358	9.6%	831	10.1%	364	11.3%	932	10.5%
Bariatrics	847	22.6%	1,458	17.7%	670	20.7%	1,311	14.8%
Gynecology	198	5.3%	255	3.1%	99	3.1%	117	1.3%
Urology	2	0.1%	2	0.0%	1	0.0%	1	0.0%
Ear, Nose, Throat (E.N.T.)	163	4.4%	483	5.9%	132	4.1%	401	4.5%

TOTAL	3,740	100.0%	8,229	100.0%	3,231	100.0%	8,836	100.0%

The following table for the Marketing Segment only includes cases generated through our marketing activities and performed at the non-Nobilis Facilities during the reporting period after the acquisition of Athas.

MARKETING SEGMENT
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

		2016%	2016	2016%		2015%	2015	2015%
Specialty	2016 Cases	Cases	Procedures	Procedures	2015 Cases	Cases	Procedures	Procedures

Pain Management	91	38.9%	91	38.9%	128	44.9%	128	44.9%
Musculoskeletal Interventions	42	18.0%	42	18.0%	124	43.5%	124	43.5%
Interventional Headache Procedure	53	22.6%	53	22.6%	33	11.6%	33	11.6%
Spine	48	20.5%	48	20.5%	-	0.0%	-	0.0%
Gynecology	-	0.0%	-	0.0%	-	0.0%	-	0.0%

TOTAL	234	100.0%	234	100.0%	285	100.0%	285	100.0%

CONSOLIDATED SEGMENTS
CASE AND PROCEDURE MIX OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

		2016%	2016	2016%		2015%	2015	2015%
Specialty	2016 Cases	Cases	Procedures	Procedures	2015 Cases	Cases	Procedures	Procedures

Pain Management	1,362	34.3%	3,831	45.4%	1,177	33.4%	3,843	42.0%
Musculoskeletal Interventions	129	3.2%	129	1.5%	307	8.7%	811	8.9%
Interventional Headache Procedure	93	2.3%	93	1.1%	53	1.5%	53	0.6%
Orthopedics	324	8.2%	667	7.9%	233	6.6%	535	5.9%
Spine	222	5.6%	222	2.7%	160	4.6%	273	3.0%
Podiatry	74	1.9%	148	1.7%	99	2.8%	410	4.5%
Gastro-intestinal	28	0.7%	36	0.4%	87	2.5%	155	1.7%
General Surgery	174	4.4%	308	3.6%	134	3.8%	279	3.1%
Plastic & Reconstructive	358	9.0%	831	9.8%	364	10.4%	932	10.2%
Bariatrics	847	21.3%	1,458	17.2%	670	19.1%	1,311	14.4%
Gynecology	198	5.0%	255	3.0%	99	2.8%	117	1.3%
Urology	2	0.0%	2	0.0%	1	0.0%	1	0.0%
Ear, Nose, Throat (E.N.T.)	163	4.1%	483	5.7%	132	3.8%	401	4.4%

TOTAL	3,974	100.0%	8,463	100.0%	3,516	100.0%	9,121	100.0%

Notes:

(1)	The tables listed above are exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.
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

Cases performed for the three months ended March 31, 2016, totaled 3,974, an increase of 458 cases, or 13.0%, compared to 3,516 from the prior corresponding period. The Marketing segment generated 234 cases, 51 cases less than 285 cases generated from the Marketing segment in the prior corresponding period. Cases at our same center facilities were 2,381, representing an 850 case decrease primarily attributable to the discontinued MSID surgical center. Cases at our new facilities were 1,359. The acquisition of new facilities has helped to ensure the continuation of expanding marketing programs, recruiting new physicians, and rendering positive net results against any unfavorable trends in our same center facilities.

Our Procedure volume for the three months ended March 31, 2016, totaled 8,463, a decrease of 658 or 7.2%, compared to 9,121 from the prior corresponding period. Since case reimbursement is based on case type, an increase or decrease in the number of procedures per case has no effect on reimbursement and net patient service revenue per case. Relative values associated with individual procedures help determine time allocation, difficulty of the procedure, associated costs, and appropriate reimbursement.

We receive payments for surgical procedures and related services from private health insurance plans, workers’ compensation, directly from patients and from government payor plans. A substantial portion of net patient service revenues generated by the Nobilis Facilities is based on payments received from private (non-government) insurance plans. We receive a relatively small amount of revenue from Medicare. We also receive a relatively small portion of revenue directly from uninsured patients, who pay out of pocket for the services they receive. Insured patients are responsible for services not covered by their health insurance plans, deductibles, co-payments and co-insurance obligations under their plans. The amount of these deductibles, co-payments and coinsurance obligations has increased in recent years but does not represent a material component of the revenue generated by the Nobilis Facilities. The surgical center fees of the Nobilis Facilities are generated by the physician limited partners and the other physicians who utilize the Nobilis Facilities to provide services. The surgical center fees are billed and collected directly by the Nobilis Facilities.

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

The following tables set out our comparable changes in revenue and case volume for same center and new facilities for the three months ended March 31, 2016 and 2015:

MEDICAL SERVICES SEGMENT
TOTAL REVENUE OF THE SAME CENTER NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands of U.S. dollars)

Facility	2016 Revenue	2015 Revenue	Variance

KIRBY	$2,086	$2,879	$(793)
NHSC-H	1,861	4,897	(3,036)
MSID	-	9,013	(9,013)
NHSC-S	3,642	3,257	385
FNH	17,305	12,678	4,627
FNSC	1,269	1,121	148
TOTAL	26,163	33,845	(7,682)

MEDICAL SERVICES SEGMENT
TOTAL REVENUE OF THE NEW NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands of U.S. dollars)

Facility	2016 Revenue	2015 Revenue	Variance

HDSH	$3,766	$-	$3,766
PSH	13,820	-	13,820
SLH	1,264	-	1,264
PEAK-IOM	336	-	336
NOBILIS ANESTHESIA	748	-	748
FIRST ASSIST	110	-	110
TOTAL	20,044	-	20,044

MARKETING SEGMENT
TOTAL REVENUE OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands of U.S. dollars)

Facility	2016 Revenue	2015 Revenue	Variance

ATHAS	$5,066	$4,006	$1,060
TOTAL	5,066	4,006	1,060

CONSOLIDATED SEGMENTS
TOTAL REVENUE OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(In thousands of U.S. dollars)

Facility	2016 Revenue	2015 Revenue	Variance

KIRBY	$2,086	$2,879	$(793)
NHSC-H	1,861	4,897	(3,036)
MSID	-	9,013	(9,013)
NHSC-S	3,642	3,257	385
FNH	17,305	12,678	4,627
FNSC	1,269	1,121	148
HDSH	3,766	-	3,766
PSH	13,820	-	13,820
SLH	1,264	-	1,264
PEAK-IOM	336	-	336
NOBILIS ANESTHESIA	748	-	748
ATHAS	5,066	4,006	1,060
FIRST ASSIST	110	-	110
TOTAL	51,273	37,851	13,422

MEDICAL SERVICES SEGMENT
TOTAL CASES OF THE SAME CENTER NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Facility	2016 Cases	2015 Cases	Variance

KIRBY	957	874	83
NHSC-H	259	488	(229)
MSID	-	699	(699)
NHSC-S	271	254	17
FNH	505	481	24
FNSC	389	435	(46)
TOTAL	2,381	3,231	(850)

MEDICAL SERVICES SEGMENT
TOTAL CASES OF THE NEW NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Facility	2016 Cases	2015 Cases	Variance

HDSH	529	-	529
PSH	741	-	741
SLH	89	-	89
TOTAL	1,359	-	1,359

MARKETING SEGMENT
TOTAL CASES OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Facility	2016 Cases	2015 Cases	Variance

ATHAS	234	285	(51)
TOTAL	234	285	(51)

CONSOLIDATED SEGMENTS
TOTAL CASES OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Facility	2016 Cases	2015 Cases	Variance

KIRBY	957	874	83
NHSC-H	259	488	(229)
MSID	-	699	(699)
NHSC-S	271	254	17
FNH	505	481	24
FNSC	389	435	(46)
HDSH	529	-	529
PSH	741	-	741
SLH	89	-	89
ATHAS	234	285	(51)
TOTAL	3,974	3,516	458

The following tables set out the contract mix of cases performed that were in network (“INN”) compared to cases performed that were out of network (“OON”) at our Medical Services segment, our Marketing segment and on a consolidated basis for the three months ended March 31, 2016 and 2015. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carriers vary based on deductibles, plan coverage and cases performed. The Company is currently INN with United Healthcare and Cigna at the Kirby

Surgical Center and INN with BlueCross BlueShield, Cigna, United Healthcare and Aetna at the Hermann Drive Surgical Hospital.

MEDICAL SERVICES SEGMENT
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Contract Network Type	2016 Contract Mix	2015 Contract Mix

Out of Network	84.7%	97.2%
In Network	15.3%	2.8%
TOTAL	100.0%	100.0%

MARKETING SEGMENT
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Contract Network Type	2016 Contract Mix	2015 Contract Mix

Out of Network	24.4%	41.8%
In Network	75.6%	58.2%
TOTAL	100.0%	100.0%

CONSOLIDATED SEGMENTS
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Contract Network Type	2016 Contract Mix	2015 Contract Mix

Out of Network	81.1%	92.7%
In Network	18.9%	7.3%
TOTAL	100.0%	100.0%

Despite new acquisitions of OON facilities, the Company continues to implement strategies to blend both INN and OON cases. For the three months ended March 31, 2016, we saw an increase shift towards INN cases based on our total cases performed compared to the corresponding period in 2015.

The following tables set out the payor mix at our Medical Services segment, our Marketing segment and on a consolidated basis for the three months ended March 31, 2016 and 2015. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carrier varies based on deductibles, plan coverage and cases performed.

MEDICAL SERVICES SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016 Patient and Net	2015 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	95.9%	94.9%
Workers compensation	3.7%	4.4%
Medicare	0.4%	0.7%
Total	100.0%	100.0%

MARKETING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016 Patient and Net	2015 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	100.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	100.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016 Patient and Net	2015 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	96.4%	95.0%
Workers compensation	3.3%	4.3%
Medicare	0.3%	0.7%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGE OF PATIENT AND NET PROFESSIONAL FEES FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three months ended March 31,
	2016	2015

Revenues:	100%	100%

Operating expenses:
Salaries and benefits	24.5%	20.2%
Drugs and supplies	23.4%	13.3%
General and administrative	48.8%	34.9%
Bad debt expense	0.0%	0.0%
Depreciation and Amortization	4.9%	1.7%
Total operating expenses	101.6%	70.1%

Corporate costs:
Salaries and benefits	2.5%	2.6%
General and administrative	11.5%	15.8%
Legal expenses	3.1%	1.2%
Depreciation	0.1%	0.1%
Total corporate costs	17.2%	19.7%

(Loss) income from operations	-18.8%	10.2%

Other (income) expense:
Change in fair value of warrant and stock option liabilities	-0.1%	8.9%
Interest expense	1.3%	1.3%
Other income, net	-3.2%	-0.4%
Total other (income) expense	-2.0%	9.8%

(Loss) income before income taxes and noncontrolling interests	-16.8%	0.4%

Income tax (benefit) expense	-3.7%	0.4%

Net (loss) income	-13.1%	0.0%

Net (loss) income attributable to noncontrolling interests	-3.5%	11.9%
Net (loss) income attributable to Nobilis Health Corp.	-9.6%	-11.9%

Revenues

Total revenues for the three months ended March 31, 2016, totaled $51.3 million, an increase of $13.4 million or 35.4%, compared to $37.9 million from the prior corresponding period. The Marketing segment accounted for $1.0 million of the increase, while the Medical Services segment increased by $12.4 million to $46.2 million, or 36.5% compared to $33.8 million from the prior corresponding period. Same center facilities represented a decrease of $7.6 million for the three month period, attributable to a decrease of $9.0 million related to the MSID facility no longer being in operations. The net remaining $20.0 million is attributable to the following new facilities: HDSH, PSH, SLH, Peak-IOM, Nobilis Anesthesia, and First Assist.

Salaries and Benefits

Operating salaries and benefits for the three months ended March 31, 2016, totaled $12.6 million, an increase of $5.0 million, or 65.8%, compared to $7.6 million from the prior corresponding period. The Marketing segment was flat period over period, while the Medical Services segment increased by $5.0 million, or 92.6% . Staffing costs at new facilities accounted for $4.8 million of the Medical Services segment’s increase, while the remaining $0.2 increase is attributable to additional staffing at same center facilities driven by increased case volumes. Operating salaries and benefits as a percent of revenues increased to 24.5% compared to 20.2% in the prior corresponding period. The increase was a result of lower operating margins at a new facility in-network hospital.

Drugs and Supplies

Drugs and medical supplies expense for the three months ended March 31, 2016, totaled $12.0 million, an increase of $7.0 million or 140.0% compared to $5.0 million from the prior corresponding period. The Marketing segment accounted for $0.6 million of the increase, while the Medical Services segment increased by $6.4 million, or 129.8% . Medical supplies costs at new facilities accounted for $5.5 million of the increase with the remaining $0.9 million attributable to same center growth. Drugs and medical supplies as a percent of revenues increased to 23.4% compared to 13.3% from the prior corresponding period. The increase was a result of lower operating margins at a new facility in-network hospital, and improved case mix from the prior corresponding period.

General and Administrative

Operating general and administrative expense for three months ended March 31, 2016, totaled $25.0 million, an increase of $11.8 million, or 89.4%, compared to $13.2 million from the prior corresponding period. The Marketing segment accounted for $0.9 million of the increase. The remaining $10.9 million increase is related to the Medical Services segment. New facilities contributed to $9.6 million of the increase and same center facilities contributed to $1.3 million of the increase. The $10.9 million increase in the Medical Services segment is due to an increase in marketing expenses, general infrastructure development, such as rent, telecommunication, travel, and consulting, and an increase in operations associated with the new and same center medical services facilities. For the three months ended March 31, 2016, marketing expenses allocated to the Medical Services segment increased by $4.4 million to $8.7 million, compared to $4.3 million for the corresponding period. The increase in marketing expenses is attributable to the continued strategic growth initiatives for expansion including our bariatric, spine, podiatry and gynecological brands. Expenses related to general infrastructure development for same center and new facilities increased by $0.6 million to $2.0 million in 2016, compared to $1.4 million in 2015.

In addition, operating general and administrative expenses contained revenue cycle management expenses. From time to time, we transfer to third parties certain of our customer’s accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of March 31, 2016 and December 31, 2015, there remained a balance of $0.8 million and $0.3 million, respectively, in transferred receivables pursuant to the terms of the original agreement. For the quarter ended March 31, 2016 and 2015, the Company received advanced payments of $0.3 million and $0.6 million, respectively. During the same time period, the Company transferred $2.1 million and $1.8 million of receivables, net of advancement of payment. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.

The remaining $5.6 million increase in operating general and administrative expense for the three months ended March 31, 2016, is due to an increase in operations associated with new facilities and same center growth, consisting of a $5.4 million increase in operations associated with new facilities, and a $0.2 million increase in operations associated with same center growth.

Depreciation and Amortization

Depreciation for the three months ended March 31, 2016, totaled $2.5 million, an increase of $1.9 million or 316.7%, compared to $0.6 million the prior corresponding period. This increase is primarily due to an increase in property and equipment from new facilities.

Corporate Costs

To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs for the three months ended March 31, 2016, totaled $8.8 million, an increase of $1.3 million or 17.3%, compared to $7.5 million from the prior corresponding period. The increase was primarily attributable to additional corporate staff to support growth and legal expenses related to mergers and acquisitions. Corporate salaries and benefits for the three months ended March 31, 2016, totaled $1.3 million, an increase of $0.3 million or 30.0%, compared to $1.0 million from the prior corresponding period. Legal expenses for the three months ended March 31, 2016, totaled $1.6 million, an increase of $1.1 million or 220.0%, compared to $0.5 million from the prior corresponding period. The increase in legal expenses was attributable to mergers and acquisitions and litigation expenses.

Other (Income) Expense

For the three months ended March 31, 2016, the Company recognized $1.0 million of income comprised of $0.7 million in interest expense and $1.7 million in other income. Significant contributions to the $1.7 million of other income were $0.7 million of investment income attributable to Dallas Metro and $0.3 million gain due to the sale of medical equipment.

Income tax (benefit) expense

The net tax benefit for the three months ended March 31, 2016 was $1.9 million, compared to $0.2 million from the prior corresponding period. Our effective tax rate during the three months ended March 31, 2016 was approximately 22.1%. The Company estimates an annual effective income tax rate of 30.8% for US, and none for Canada, based on projected results for the year.

Noncontrolling Interests

Net income attributable to non-controlling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

Balance Sheet

The Company experienced material variances in certain balance sheet accounts as discussed herein.

Trade Accounts Receivable, net

Accounts receivable as of March 31, 2016, totaled $74.2 million, a decrease of $18.3 million or 19.8%, compared to $92.6 million for the year-ended December 31, 2015. The decrease is a result of strong collections for the three months ended March 31, 2016.

Liquidity and Capital Resources

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

Cash and cash equivalents at March 31, 2016 and December 31, 2015 were $16.2 million and $15.7 million, respectively.

For the three months ended March 31, 2016, the Company experienced an increase in net cash provided by operating activities of $0.8 million attributable to a decrease in trade accounts receivable due to lower case volume during the period due to seasonality and cash collections on 2015 accounts. The Company experienced an increase in net cash used for investing activities of $1.3 million attributable to the purchase of property and equipment and an investment in a surgical facility management company. Net cash used for financing activities increased $3.0 million attributable to distributions to non-controlling interest and payments of capital lease obligations.

As of March 31, 2016, the Company had consolidated net working capital of $55.7 million compared to $63.7 million as of December 31, 2015. The decrease is primarily due to a net decrease of accounts receivables and accounts payables.

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

We entered into the Fifth Amendment to Credit Agreement dated as of May 12, 2016 among Northstar Healthcare Acquisitions, L.L.C., Healthcare Financial Solutions, LLC (as successor in interest to General Electric Capital Corporation), and the Credit Parties named therein amending, among other things, the maximum leverage ratio for March 31, 2016 and the investment cap with respect to PSH. As a result, we were in compliance with our covenants under the Loan Agreement as of March 31, 2016.

Critical Accounting Policies

A summary of significant accounting policies is included in our Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources other than operating leases disclosed in Note 15 included in Part I, Item 1—Financial Statements of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following market risk disclosures should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At March 31, 2016, the following components of our Loan Agreement bears interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $20 million, 5-year term loan; and (ii) a $5 million, 5-year revolving credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer (“CEO”) and our chief financial officer (“CFO”), to allow timely decisions regarding such required disclosure.

Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, at the end of the period covered by this report (the “evaluation date”). In conducting its evaluation, management considered the material weaknesses in our disclosure controls and procedures and internal control over financial reporting described in Part II, Item 9A—Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 15, 2016. In addition, management identified the following material weakness as of March 31, 2016: in connection with our investment in Athelite Holdings LLC, an equity method investment, we did not have proper controls in place around the review of legal documents and interpretation of accounting treatment of this significant non-routine transaction.

We are currently working to remediate the material weaknesses identified in our Annual Report on Form 10-K and in this Quarterly Report. As of the evaluation date, our CEO and CFO have concluded that we did not maintain disclosure controls and procedures that were effective in providing reasonable assurances that information required to be disclosed in our reports filed under the Securities Exchange act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosures.

In light of these material weaknesses, in preparing our financial statements as of and for the quarters ended March 31, 2016 and 2015, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. GAAP.

Our management has been actively engaged in remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended to address the identified material weaknesses and to enhance our overall control environment:

  On July 9, 2015, we appointed Mr. Kenneth Klein to serve as the Company’s Chief Financial Officer. Our previous CFO assumed other responsibilities with our accounting and finance organization.
  On May 9, 2016, we appointed Mr. Marcos Rodriguez to serve as the Company’s Chief Accounting Officer.
  We strengthened our accounting and financial reporting group with the addition of several new professionals with knowledge, experience, and training the application of U.S. GAAP to our accounting and finance organization. We also engaged third party accountants during the fourth quarter of 2015 who are providing assistance with significant, infrequently occurring transactions.

  We are currently reviewing and implementing remediation steps providing for more detailed supervisory review processes as part of our financial statement close process.
  On September 21, 2015, we appointed Dr. Lee McMillian to serve as the Company’s Vice President of Information Technology. This was a newly created position for the Company.
  During the fourth quarter of 2015 and the first quarter of 2016, we strengthened our information technology department by adding six information technology professionals with knowledge of security, networking and infrastructure.
  We have also invested approximately $320 thousand in hardware and software upgrades.
  As of January 2016, we implemented a process to review third party service providers’ Service Organization Controls reports.
  In February 2016, we implemented a control to periodically review the access granted in order to ensure that users of our information systems had the appropriate access relative to the user’s job responsibilities. A new user access form was created that captured appropriate authorizations, not only for access to financial systems but for other sensitive systems as well. Furthermore, certain sensitive levels of access have been identified, which require further approvals from Company’s management.
  In February 2016, we created controls to ensure that policies and procedures are followed with respect to application change management in certain of the Company’s proprietary software, which involves multiple levels of approval and periodic change management review.
  In February 2016, we began restricting and maintaining network access accounts to only employees in the information technology department and implemented compensating controls, including periodic audits of network access.

Management believes that the foregoing efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or to modify the remediation plan described above. The material weaknesses will not be considered remediated until the enhanced controls have been tested and determined to be designed and operating effectively.

Our executive management team, together with our Board of Directors, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

Changes in Internal Control Over Financial Reporting

Except as discussed immediately above in the Evaluation of Disclosure Controls and Procedures, there has been no change in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Part I, Item 1, "Financial Statements, Note 25 – Commitments and Contingencies" of this Quarterly Report for an update on ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on March 15, 2016.

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

Date: May 12, 2016

By:	/s/ Kenneth Klein
Kenneth Klein
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)