Form 10-Q
period 2016-06-30
Nobilis Health Corp.
filed 2016-08-02
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
YES  [ X ]  NO  [  ]

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  [  ]  NO  [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
76,781,728 common shares as of July 28, 2016.

In this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (“Quarterly Report”), the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp. and all of its subsidiaries.

Part I – Financial Information

Item 1. Financial Statements

Nobilis Health Corp.
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)

Assets
Current Assets:
Cash	$18,823	$15,666
Trade accounts receivable, net of allowance of $2,494 at June 30, 2016 and $5,165 at December 31, 2015	77,608	92,569
Medical supplies	4,724	4,493
Prepaid expenses and other current assets	3,573	2,789
Total current assets	104,728	115,517
Property and equipment, net	34,976	35,303
Intangible assets, net	18,601	19,619
Goodwill	44,833	44,833
Deferred tax asset	27,805	25,035
Other long-term assets	1,997	1,720
Total Assets	$232,940	$242,027
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$20,588	$23,381
Accrued expenses	13,640	16,648
Lines of credit	3,000	-
Current portion of capital leases	3,793	5,193
Current portion of long-term debt	1,693	1,243
Current portion of warrant and stock option derivative liabilities	801	332
Other current liabilities	5,377	5,025
Total current liabilities	48,892	51,822
Lines of credit	3,500	3,000
Long-term capital leases, net of current portion	13,603	13,654
Long-term debt, net of current portion	20,397	21,469
Warrant and stock option derivative liabilities, net of current portion	983	2,619
Other long-term liabilities	3,663	3,386
Total liabilities	91,038	95,950
Commitments and Contingencies
Contingently redeemable noncontrolling interest	9,393	12,225
Shareholders' Equity:
Common shares, no par value, unlimited shares authorized, 76,757,229 and 73,675,979 shares issued and outstanding, respectively	-	-
Additional paid in capital	216,865	211,827
Accumulated deficit	(85,650)	(85,491)
Total shareholders’ equity attributable to Nobilis Health Corp.	131,215	126,336
Noncontrolling interests	1,294	7,516
Total shareholders' equity	132,509	133,852
Total Liabilities and Shareholders' Equity	$232,940	$242,027

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Operations
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Patient and net professional fees	$55,176	$45,366	$101,533	$80,424
Contracted marketing revenues	4,668	2,839	8,150	3,649
Factoring revenues	2,027	662	3,461	2,645
Total revenue	61,871	48,867	113,144	86,718
Operating expenses:
Salaries and benefits	12,591	9,028	25,168	16,672
Drugs and supplies	12,177	8,850	24,197	13,860
General and administrative	27,474	20,402	52,483	33,600
Bad debt expense	-	200	-	200
Depreciation and amortization	1,981	955	4,510	1,592
Facility operating expenses	54,223	39,435	106,358	65,924
Corporate expenses:
Salaries and benefits	2,030	1,001	3,312	1,992
General and administrative	4,497	6,524	10,408	12,515
Legal expenses	990	741	2,575	1,212
Depreciation	76	30	130	56
Total corporate costs	7,593	8,296	16,425	15,775
Income (loss) from operations	55	1,136	(9,639)	5,019
Other (income) expense:
Change in fair value of warrant and stock option derivative liabilities	(1,657)	(1,670)	(1,699)	1,704
Interest expense	687	294	1,371	784
Other income, net	(1,159)	(1,321)	(2,813)	(1,469)
Total other (income) expense	(2,129)	(2,697)	(3,141)	1,019
Income (loss) before income taxes and noncontrolling interests	2,184	3,833	(6,498)	4,000
Income tax (benefit) expense	(331)	454	(2,249)	606
Net income (loss)	2,515	3,379	(4,249)	3,394
Net (loss) income attributable to noncontrolling interests	(2,291)	3,745	(4,090)	8,242
Net income (loss) attributable to Nobilis Health Corp.	$4,806	$(366)	$(159)	$(4,848)
Net income (loss) per basic common share	$0.06	$(0.01)	$(0.00)	$(0.08)
Net income (loss) per fully diluted common share	$0.06	$(0.01)	$(0.00)	$(0.08)
Weighted average shares outstanding (basic)	76,754,950	63,531,390	75,780,695	61,872,658
Weighted average shares outstanding (fully diluted)	77,616,886	63,531,390	75,780,695	61,872,658

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share amounts)
(unaudited)

		Attributable to shareholders

	Common Shares
							Contingently
							Redeemable
		Additional Paid In	Accumulated	Equity Attributable	Noncontrolling		Noncontrolling
	Shares	Capital	Deficit	to Nobilis Health	Interest	Total Equity	Interests

BALANCE — December 31, 2014	59,418,227	$176,356	$(136,687)	$39,669	$4,133	$43,802	$12,867
Net (loss) income	-	-	(4,848)	(4,848)	1,412	(3,436)	6,830
Deconsolidation of investment	-	(613)	356	(257)	307	50	-
Distributions to noncontrolling interests	-	-	-	-	(1,846)	(1,846)	(3,798)
Vesting of restricted stock	75,000	-	-	-	-	-	-
Reclassification of vested non-employee stock options	-	(468)	-	(468)	-	(468)	-
Exercise of stock warrants	3,088,091	13,160	-	13,160	-	13,160	-
Exercise of stock options	336,121	430	-	430	-	430	-
Share-based compensation, net	-	10,126	-	10,126	-	10,126	-
Proceeds from private equity offering	4,029,668	15,598	-	15,598	-	15,598	-
Acquisition of Peak	89,749	650	-	650	-	650	-
Recoupment of indemnified expenses	3,830,638	(5,685)	-	(5,685)	-	(5,685)	-
BALANCE — June 30, 2015	70,867,494	$209,554	$(141,179)	$68,375	$4,006	$72,381	$15,899

BALANCE — December 31, 2015	73,675,979	$211,827	$(85,491)	$126,336	$7,516	$133,852	$12,225
Net loss	-		(159)	(159)	(3,918)	(4,077)	(172)
Distributions to noncontrolling interests	-	-	-	-	(2,304)	(2,304)	(2,660)
Vesting of restricted stock	2,000,000	-	-	-	-	-	-
Reclassification of vested non-employee stock options	-	(533)	-	(533)	-	(533)	-
Exercise of stock options	1,081,250	2,067	-	2,067	-	2,067	-
Share-based compensation, net	-	3,504	-	3,504	-	3,504	-
BALANCE — June 30, 2016	76,757,229	$216,865	$(85,650)	$131,215	$1,294	$132,509	$9,393

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,249)	$3,394
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,640	1,648
Provision for bad debts	-	200
Share-based compensation	3,504	10,126
Change in fair value of warrant and stock option derivative liabilities	(1,699)	1,704
Recoupment of indemnified expenses	-	(1,700)
Deferred income taxes	(2,770)	-
Gain on sale of property and equipment	(265)	-
Earnings from equity method investment	(1,078)	-
Amortization of deferred financing fees	66	33
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	14,961	(6,949)
Medical supplies	(231)	(425)
Prepaids and other current assets	(785)	701
Other long-term assets	174	(39)
Trade accounts payable and accrued liabilities	(5,801)	(2,432)
Other current liabilities	352	(942)
Other long-term liabilities	275	(103)
Distributions from equity method investments	1,085	-
Net cash provided by operating activities	8,179	5,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,027)	(1,177)
Investment in associate	-	(120)
Purchase of equity method investment	(609)	-
Note receivable, net	150	(197)
Acquisition of Victory	-	(1,436)
Acquisition of Peak	-	(850)
Deconsolidation of imaging centers and urgent care clinic	-	(166)
Net cash used for investing activities	(3,486)	(3,946)
Distributions to non controlling interests	(4,964)	(5,644)
Proceeds from exercise of stock options	2,067	432
Proceeds from exercise of stock warrants	-	4,335
Proceeds from private placement	-	28,395
Payments on capital lease obligations	(1,451)	(304)
Proceeds from line of credit	3,500	1,500
Proceeds from debt	-	20,000
Payments of debt	(688)	(25,227)
Deferred financing fees	-	(657)
Net cash (used for) provided by financing activities	(1,536)	22,830

NET INCREASE IN CASH	3,157	24,100
CASH — Beginning of period	15,666	7,568
CASH — End of period	$18,823	$31,668

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Notes to Consolidated Financial Statements

NOTE 1 – COMPANY DESCRIPTION

Nobilis Health Corp. (“Nobilis” or the “Company”) was incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act. On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. The Company owns and manages health care facilities in the States of Texas and Arizona, consisting primarily of ambulatory surgery centers and acute-care surgical hospitals. In 2014, through its acquisition of Athas Health, LLC (“Athas”), the Company expanded its service offering within the health care industry to include providing contracted marketing services and accounts receivable factoring.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the consolidated balance sheet at December 31, 2015, is derived from previously audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included. These interim consolidated financial statements include all accounts of the Company. All significant intercompany transactions and accounts have been eliminated upon consolidation.

Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. The reclassifications included in these comparative consolidated financial statements are (i) a change in presentation of other comprehensive income and (ii) a reclassification from cost of goods sold to operating expenses. The reclassifications were deemed to be immaterial to the consolidated financial statements both individually and in the aggregate.

These consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”) filed with the SEC on March 15, 2016. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

There have been no material changes to the Company’s critical accounting policies or estimates from those disclosed in the 2015 Annual Report.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. (“ASU 2016-01”) This update changes how entities account for and measure the fair value of certain equity investments and updates the presentation and disclosure of certain financial assets and liabilities. This new ASU is effective for annual and interim periods beginning on or after December 15, 2017, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that ASU 2016-01 will have on the Company’s consolidated financial position and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). (“ASU 2016-08”) The amendments address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The amendments affect the guidance in ASU 2014-09 which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the Consolidated Statement of Cash Flows and accounting for income taxes. Specifically, the ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Operations, introducing a new element of volatility to the provision for income taxes. ASU No. 2016-09 is effective on January 1, 2017, with early adoption permitted. The transition method varies for each of the areas in the ASU. The Company is currently evaluating the impact of adopting this new accounting standard on its results of operations and financial position.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in ASU 2014-09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. (“ASU 2016-12”) This Update provides for amendments to ASU 2014-09, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

NOTE 3 – SUPPLEMENTAL CASH FLOWS

The supplemental cash flows information for the six months ended June 30, 2016 and 2015 are comprised of the following (in thousands):

	Six months ended June 30,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,329	$846
Cash paid for taxes	$2,257	$603

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash deconsolidation of property and equipment	$-	$2,828
Non-cash deconsolidation of goodwill	$-	$701

NOTE 4 – ACQUISITIONS

Scottsdale Liberty Hospital (“SLH”)

In November 2015, the Company announced the closing of a transaction to jointly own and operate Freedom Pain Hospital (n/k/a SLH) located in Scottsdale, Arizona. The Company acquired a 60% interest and management control of the entity which was formed to own and operate the successor hospital.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company's acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is still in the process of assessing the fair value of a capital lease associated with the real property being utilized by the facility, property and equipment and the terms of an anti-dilution provision of the agreement to assess if it is a derivative and if a fair value needs to be estimated. During the measurement period, the Company made an adjustment of $0.9 million from current to long-term portion of capital leases reflected in the table below. The Company expects to finalize its analysis during 2016.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

November 1, 2015

Net assets acquired:
Trade accounts receivable	$82
Prepaid expenses and other current assets	36
Inventory	69
Property and equipment	13,266
Other long-term assets	113
Goodwill	6,932
Tradename	160
Hospital license	12
Net assets acquired	$20,670

Net liabilities assumed:
Trade accounts payable	$2,668
Accrued liabilities	419
Current portion of capital leases	658
Long-term portion of capital leases	12,213
Total liabilities assumed	$15,958

Consideration:
Cash, net of cash acquired	$3,180
Noncontrolling Interest	1,532
Total consideration	$4,712

Unaudited Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information includes the results of operations for SLH, and is presented as if the acquired company had been consolidated as of the beginning of the year immediately preceding the year in which the company was acquired. The Company utilized all historical data that was available and practicable to obtain. The pro forma financial information excluded certain information that was not practicable to obtain for Herman Drive Surgical Hospital (f/k/a Victory Medical Center Houston) and Plano Surgical Hospital (“PSH”) due to the bankruptcy proceedings of their former parent company, Victory Parent Company, LLC. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.

There were no acquisitions during the period ended June 30, 2016, thus the consolidated financial statements for the period include full financial results of all consolidated subsidiaries. The following table shows our pro forma results for the six months ended June 30, 2015 (in thousands, except per share data):

June 30, 2015

Revenue	$87,291
Income from operations	$4,352
Net income attributable to noncontrolling interests	$7,985
Net loss attributable to common stockholders	$(5,483)
Net loss per basic common share	$(0.09)

NOTE 5 – TRADE ACCOUNTS RECEIVABLE, NET

A detail of trade accounts receivable, net as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

	June 30, 2016	December 31, 2015
Trade accounts receivable	$78,031	$95,114
Allowance for doubtful accounts	(2,494)	(5,165)
Receivables transferred	(699)	(298)
Receivables purchased	2,770	2,918
Trade accounts receivable, net	$77,608	$92,569

Bad debt expense was nil for the three and six months ended June 30, 2016 and was $0.2 million for the three and six months ended June 30, 2015.

From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of June 30, 2016 and December 31, 2015, there remained a balance of $0.7 million and $0.3 million, respectively, in transferred receivables pursuant to the terms of the original agreement. For the three months ended June 30, 2016 and 2015, the Company received advanced payments of $0.2 million and $0.5 million, respectively. During the same time period, the Company transferred $2.0 million and $2.1 million of receivables, net of advancement of payment. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee. For the six months ended June 30, 2016 and 2015, the Company received advanced payments of $0.5 million and $1.1 million, respectively. During the same time period, the Company transferred $4.1 million and $3.8 million of receivables, respectively. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.

Athas Health (“Athas”), Peak Neuromonitoring (“Peak”) and Nobilis Surgical Assist (“First Assist”) purchase receivables from physicians, at a discount, on a non-recourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 30 to 45 days after the accounts are billed. These purchased receivables are billed and collected by Athas, Peak and First Assist and they retain 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables. Gross revenue from purchased receivables was $3.5 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. Gross revenue from purchased receivables was $6.6 million and $5.0 million for the six months ended June 30, 2016 and 2015, respectively. Revenue, net of the discounted purchase price, was $2.0 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively. Revenue, net of the discounted purchase price, was $3.5 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. Accounts receivable for purchased receivables was $2.8 million and $2.9 million for the six months ended June 30, 2016 and year-ended December 31, 2015, respectively. Revenue from receivables purchased is recorded in the factoring revenue line item within the Consolidated Statements of Operations.

NOTE 6 – INVESTMENTS IN ASSOCIATES

During the first quarter of 2015, The Company completed the deconsolidation of two imaging centers and one urgent care clinic in Houston, which consisted of the following entities: Spring Northwest Management, LLC, Spring Northwest Operating, LLC, Willowbrook Imaging, LLC, GRIP Medical Diagnostics, LLC and KIRPA Holdings, LLC. The Company resigned as the manager of these facilities resulting in loss of control and its rights to exercise significant influence. The Company retained investments in these facilities that are accounted for as cost method investments beginning January 1, 2015. The carrying value as of June 30, 2016 and December 31, 2015 was $0.7 million. The investments are classified as other long-term assets in the Consolidated Balance Sheets.

In March 2016, the Company acquired a 58% interest in Athelite Holdings LLC ("Athelite") a holding company with a 70% interest in Dallas Metro Surgery Center LLC ("Dallas Metro"), a company formed to provide management services to a Hospital Outpatient Department (“HOPD”). In April 2016, Athelite interest in Dallas Metro was reduced to 62%. The Athelite investment is accounted for as an equity method investment as the Company did not obtain the necessary level of control for the investment to be accounted for as a business combination. This is due to the fact that the Company does not have the ability to directly appoint a majority of the board members of Dallas Metro or independently make strategic operational decisions. The carrying value as of June 30, 2016 was $0.6 million. The investment is classified as a other long-term asset in the Consolidated Balance Sheets.

NOTE 7 – FINANCIAL INSTRUMENTS AND CONCENTRATION

In common with all other businesses, the Company is exposed to risks that arise from its use of financial instruments. This note describes the Company’s objectives, policies and processes for managing those risks and the methods used to measure them. Further quantitative information in respect to these risks is presented throughout these consolidated financial statements.

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

The carrying amounts of the Company’s cash, accounts receivable and other receivables, accounts payable, accrued liabilities, other current liabilities and other liabilities as reflected in the consolidated financial statements approximate fair value due to their short term maturity. The estimated fair value of the Company's other long-term debt instruments approximate their carrying amounts as the interest rates approximate the Company's current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.

Financial instruments - risk management

The Company’s financial instrument risks include, but are not limited to the following:

•	Credit risk
•	Fair value risk
•	Foreign exchange risk
•	Other market price risk
•	Liquidity risk
•	Interest rate risk

Credit risk

Credit risk is the risk of financial loss to the Company if a patient, non-partner surgeon or insurance company fails to meet its contractual obligations. The Company, in the normal course of business, is exposed mainly to credit risk on its accounts receivable from insurance companies, other third-party payors, and physicians. Accounts receivables are net of applicable bad debt reserves, which are established based on specific credit risk associated with insurance companies, payors and other relevant information.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due and arises from the Company’s management of working capital. The Company’s objective to managing liquidity risk is to ensure that it will have sufficient cash to allow it to meet its liabilities when they become due. To achieve this objective, it seeks to maintain cash balances (or agreed credit facilities) to meet expected requirements. The liquidity risk of the Company and its subsidiaries is managed centrally by the Company’s finance function. The Company believes that there are currently no concerns of its ability to meet its liabilities as they become due for the foreseeable future.

The following tables set forth certain information with respect to the Company’s payor concentration. Patient and net professional fee revenues by payor are summarized below for the applicable periods:

MEDICAL SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
Payors	2016	2015	2016	2015

Private insurance and other private pay	96.4%	95.0%	96.2%	95.0%
Workers compensation	3.1%	4.6%	3.4%	4.5%
Medicare	0.5%	0.4%	0.4%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

MARKETING SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
Payors	2016	2015	2016	2015

Private insurance and other private pay	100.0%	100.0%	100.0%	100.0%
Workers compensation	0.0%	0.0%	0.0%	0.0%
Medicare	0.0%	0.0%	0.0%	0.0%
Total	100.0%	100.0%	100.0%	100.0%

CONSOLIDATED SEGMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
Payors	2016	2015	2016	2015

Private insurance and other private pay	96.9%	95.5%	96.7%	95.3%
Workers compensation	2.7%	4.1%	3.0%	4.2%
Medicare	0.4%	0.4%	0.3%	0.5%
Total	100.0%	100.0%	100.0%	100.0%

Two facilities represent approximately 81.3% and 75.9% of the Company’s contracted marketing revenue for the three and six months ended June 30, 2016, and two facilities represent approximately 72.0% of the Company’s contracted marketing accounts receivable as of June 30, 2016.

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

The Company is also exposed to currency risk on purchases made from vendors based in Canada. The Company has Canadian denominated cash (“Cdn”) of $0.2 million and a nominal amount of trade payables at June 30, 2016. The Company had Cdn of $0.3 million and a nominal amount of trade payables at December 31, 2015.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents a summary of items comprising accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accrued expenses:
Accrued salaries and related benefits	$3,345	$5,309
Other	10,295	11,339
Total accrued expenses	$13,640	$16,648

Other current liabilities:
Estimated amounts due to third party payors	$5,102	$3,795
Other	275	1,230
Total other current liabilities	$5,377	$5,025

NOTE 9 – OTHER LONG-TERM LIABILITIES

The Company assumed real property leases as part of certain acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. Of the $3.7 million balance in other long-term liabilities at June 30, 2016, approximately $3.3 million of that balance relates to unfavorable leases. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to December 31, 2015 is $0.2 million for the remainder of 2016, $0.3 million for 2017, 2018, 2019, 2020, and $2.2 million thereafter.

NOTE 10 – LINES OF CREDIT

On March 31, 2015, the Company secured a $5.0 million revolving line of credit from Healthcare Financial Services, LLC (f/k/a General Electric Capital Corporation), or “HFS” (the “HFS Revolver”) maturing in March 2020. The HFS Revolver bears interest at a rate of 4% plus LIBOR per annum (effective rate of 5.24% at June 30, 2016) and requires quarterly payments. Principal amounts borrowed under the HFS Revolver may be repaid and re-borrowed periodically. The HFS Revolver is collateralized in the same manner as the HFS term loan discussed in NOTE 11 – Debt. As of June 30, 2016 and December 31, 2015, $3.5 million and $3.0 million, respectively, were outstanding under the HFS Revolver.

The revolving line of credit is subject to certain restrictive covenants in conjunction with the HFS term loan, as defined in NOTE 11 - Debt.

On July 30, 2015, the Company issued a $1.5 million letter of credit to the Landlord of the PSH (“PSH Landlord”) facility in connection with the execution of the hospital facility lease. The PSH Landlord shall have the right to draw upon the letter of credit in an event of default. The letter of credit is secured by the $5.0 million HFS Revolver.

On May 18, 2016, the Company secured a $3.0 million revolving line of credit from Legacy Texas Bank (the “Legacy Revolver”). The Legacy Revolver bears interest at a rate of 4% plus LIBOR per annum (4.47% at June 30, 2016) on drawn funds and requires monthly payments of interest. Monthly payments of principal commenced in June 2016. As of June 30, 2016, the outstanding balance was $3.0 million, which matures within one year.

NOTE 11 – DEBT

On March 31, 2015, the Company secured a $20.0 million term loan from HFS (the “HFS Term Loan”). The HFS Term Loan bears interest at a rate of 4% plus LIBOR per annum (effective rate of 5.24% at June 30, 2016) and requires quarterly payments of principal and interest until it matures in March 2020. The HFS Term Loan provides for a 0.70% LIBOR floor. The HFS Term Loan is collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries.

The HFS Term Loan primarily served to refinance all previously held debt and lines of credit. Debt issuance costs associated with the new credit facility approximated $0.6 million. The issuance costs are a direct deduction from the carrying value of the HFS Term Loan, amortized using the interest method and reported as interest expense on our statement of operations. As of June 30, 2016, the outstanding balance of the HFS Term Loan was $18.6 million.

The Company entered into the Sixth Amendment to Credit Agreement (the "Sixth Amendment") dated as of August 1, 2016 among Northstar Healthcare Acquisitions, L.L.C., HFS and the Credit Parties named therein amending, among other things, added a cap on Investments in Nobilis Health Anesthesia Network, PLLC of $2.0 million; increased the permitted indebtedness of the Company pursuant to that certain Loan Agreement, dated as of July 30, 2015 between PSH and Legacy Texas Bank from $7.0 million to $7.05 million; modified the maximum leverage ratio as of March 31, 2016 to 3.05 to 1.00; and modified the definition of "Subsidiary" to exclude the following entities: Athelite, Dallas Metro, Marsh Lane Surgical Hospital, LLC, Nobilis Health Network, Inc. ("NHN") and the subsidiaries of NHN. As a result, the Company was in compliance with its covenants under the HFS Term Loan as of June 30, 2016.

In addition, as required by the Sixth Amendment, the Company shall satisfy the following conditions subsequent on or prior to August 22, 2016 (the “Post-Closing Date”), as such date may be extended by HFS in its sole discretion; delivery by the Company, a joinder agreement adding an additional company facility to the credit parties and the termination and delivery of certain UCC financing statements. If the Company fails to satisfy such conditions subsequent by the Post-Closing Date, then the Sixth Amendment and the limited waiver shall automatically and without further action be rendered null and void and the specified events of default shall be reinstated. In addition, the Company shall pay to HFS on the Post-Closing Date, a sum equal to 0.50% of the aggregate amount of the commitments.

On July 30, 2015, the Company secured a $4.5 million term loan from Legacy Texas Bank (the “Legacy Bank Term Loan”). The term loan bears interest at a rate of 4% plus LIBOR per annum (4.47% at June 30, 2016) and requires monthly payments of interest. Monthly payments of principal will commence in August 2016. The Legacy Bank Term Loan matures in July 2020 and is subordinated to the Company’s term loan and revolver with HFS. As of June 30, 2016, the outstanding balance was $4.0 million.

As of June 2016, the Legacy Texas Bank Term Loan requires the Company to maintain a fixed charge coverage ratio of 1.05 to 1.00 and to maintain its days cash on hand of no less than 30 days. The Company was in compliance with its covenants under the Legacy Bank Term Loan as of June 30, 2016.

Loan origination fees are deferred and the net amount is amortized over the contractual life of the related loans.

Debt at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015

Gross debt	$22,586	$23,275
Less: unamortized loan fees	496	563
Debt, net of unamortized loan fees	22,090	22,712
Less: current portion of term loan	1,693	1,243
Long-term debt, net of unamortized loan fees	$20,397	$21,469

NOTE 12 – FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrant and stock option derivative liabilities. There have been no transfers between fair value measurement levels during the six months ended June 30, 2016 and 2015.

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements Using

	Quoted Prices in
	Active Markets for
	Identical Assets and	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

December 31, 2015:
Warrant and stock option derivative liabilities	$-	$-	$2,951	$2,951
Total	$-	$-	$2,951	$2,951

June 30, 2016:
Warrant and stock option derivative liabilities	$-	$-	$1,784	$1,784
Total	$-	$-	$1,784	$1,784

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of warrant and stock option derivative liabilities. The estimated fair values of the warrant and stock option derivative liabilities were measured using the Black-Scholes valuation model (refer to Note 14 – Warrants and Options Liabilities). Due to the nature of valuation inputs, the valuation of the warrants is considered a Level 3 measurement.

NOTE 13 – SHARE BASED COMPENSATION

Restricted Share Units (“RSUs”)

The Company recorded stock compensation expense relative to RSUs of nil and $5.1 million for the three months ended June 30, 2016 and 2015, respectively. The Company recorded stock compensation expense relative to RSUs of nil and $5.4 million for the six months ended June 30, 2016 and 2015, respectively. There were no grants during the three or six months ended June 30, 2016 and 2015, respectively.

The Company had no outstanding RSUs at June 30, 2016 and 4,650,000 outstanding RSUs at June 30, 2015.

Stock Options

The Company granted a total of 112,075 and 2,107,075 stock options during the three and six months ended June 30, 2016, respectively. Of the options granted during the six months ended June 30, 2016, 222,075 of those vest immediately and 1,885,000 vest ratably over a three-year period.

The Company granted a total of 3,166,782 stock options during the year ended December 31, 2015. Of the options granted during the year ended December 31, 2015, 451,782 of those vest immediately, 450,000 vest ratably over a one-year period, 1,865,000 vest ratably over a three-year period, and 400,000 cliff vest at the end of a five-year period.

The following table summarizes stock option activity for the six months ended June 30, 2016 and 2015:

		Weighted-	Weighted-Average
	Shares Underlying	Average Exercise	Remaining Life
	Options	Price	(years)

Outstanding at January 1, 2015	3,118,218	$1.45	9.80
Granted	1,301,782	$4.33	9.77
Exercised	(336,120)	$1.24	-
Forfeited	(407,213)	$1.14	-
Outstanding at June 30, 2015	3,676,667	$2.13	9.69

Exercisable at June 30, 2015	1,257,611	$2.59	9.76

Outstanding at January 1, 2016	5,465,000	$2.97	9.20
Granted	2,107,075	$2.03	9.60
Exercised	(1,081,250)	$1.91	-
Forfeited	(500,000)	$1.64	-
Outstanding at June 30, 2016	5,990,825	$2.89	9.10

Exercisable at June 30, 2016	2,129,575	$2.24	8.70

The above table includes 710,000 options issued to non-employees, 650,000 of which are still outstanding at June 30, 2016. Refer to Note 14 – Warrants and Options Liabilities for discussion regarding the classification of these options within the consolidated balance sheet.

The total intrinsic value of stock options exercised was $1.3 million and $2.7 million during the six months ended June 30, 2016 and 2015, respectively. The total intrinsic value for all in-the-money vested outstanding stock options at June 30, 2016 was $1.6 million. Assuming all stock options outstanding at June 30, 2016 were vested, the total intrinsic value of in-the-money outstanding stock options would have been $3.0 million at June 30, 2016.

The Company recorded total stock compensation expense relative to employee stock options of $1.7 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $3.4 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively.

The fair values of the employee stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the six months ended June 30, 2016 and 2015.

Six months ended June 30,

	2016	2015

Expected price volatility	116% - 117%	113% - 122%
Risk free interest rate	1.33% - 1.53%	1.34% - 1.87%
Expected annual dividend yield	0%	0%
Expected option term (years)	5 - 6	5 - 6
Expected forfeiture rate	0.5% - 11.0%	0% - 8.8%
Grant date fair value per share	$1.73 - $2.34	$2.53 - $6.10
Grant date exercise price per share	$1.99 - $2.78	$2.97 - $4.94

For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.

NOTE 14 – WARRANTS AND OPTIONS LIABILITIES

Warrants and Options Issued in Private Placements

The Company issued warrants and compensatory options in connection with private placements completed in December 2013, September 2014 and May 2015. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S dollars. Hence, these warrants and options are classified as liabilities under the caption “Warrants and Options Derivative Liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant and stock option derivative liabilities”.

The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date following using the Black Scholes pricing model with the following inputs:

	Six months ended June 30,
	2016	2015

Risk free interest rate	0.26% - 0.59%	0.11% - 0.64%
Expected life in years	0.25 - 1.15	0.5 - 1.9
Expected volatility	91% - 112%	71% - 82%
Expected dividend yield	0%	0%

The changes in fair value of the warrants and options (excluding non-employees) liability during the six months ended June 30, 2016 and 2015 were as follows (in thousands):

	2016	2015

Balance at beginning of year	$2,109	$6,657
Issuance of warrants and options	-	12,797
Transferred to equity upon exercise	-	(8,823)
Change in fair value recorded in earnings	(1,308)	1,109
Balance as of June 30, 2016 and 2015	$801	$11,740

The following warrants and options were outstanding at June 30, 2016:

		Number of warrants and	Remaining contractual
	Exercise price in Cdn$	options	life (years)

2014 Warrants	$1.80	9	0.25
2014 Options	$1.37	117,810	0.25
2015 Warrants	$11.50	3,923,834	0.90
2015 Options	$9.00	392,383	0.90
Outstanding and exercisable as of June 30, 2016		4,434,036

Options Issued to Non-Employees

As discussed in Note 13 – Share Based Compensation, in 2014 the Company issued options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At June 30, 2016, there were 650,000 options outstanding to these non-employees.

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

The estimated values of the option awards are determined using the Black Scholes pricing model with the following inputs:

	Six months ended June 30,
	2016	2015

Risk free interest rate	0.86% - 1.01%	0.28% - 1.85%
Expected life in years	4 - 5	1 - 6
Expected volatility	112% - 116%	76% - 119%
Expected dividend yield	0%	0%

For the three months ended June 30, 2016 and 2015, the Company recorded expense for non-employee stock options of a nominal amount and $0.6 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded expense for non-employee stock options of $0.1 million and $1.7 million, respectively.

Options issued to non-employees are reclassified from equity to liabilities on the performance completion date. Under U.S. GAAP, such options may not be considered indexed to our stock because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and stock option liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant and stock option liabilities”. At June 30, 2016, there were no unexercised non-employee options requiring liability classification as the performance completion date has not been reached.

NOTE 15 – EARNINGS PER SHARE

Basic net earnings attributable to Nobilis common shareholders, per common share, excludes dilution and is computed by dividing net earnings attributable to Nobilis common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to Nobilis common shareholders, per common share, is computed by dividing net earnings attributable to Nobilis common shareholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon the vesting stock option awards, warrants and RSUs as determined under the treasury stock method. A detail of the Company’s earnings per share is as follows (in thousands except for share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Basic:
Net income (loss) attributable to Nobilis Health Corp.	$4,806	$(366)	$(159)	$(4,848)
Weighted average common shares outstanding	76,754,950	63,531,390	75,780,695	61,872,658
Net income (loss) per common share	$0.06	$(0.01)	$(0.00)	$(0.08)

Diluted:
Net income (loss) attributable to Nobilis Health Corp.	$4,806	$(366)	$(159)	$(4,848)
Weighted average common shares outstanding	76,754,950	63,531,390	75,780,695	61,872,658
Dilutive effect of stock options, warrants, RSUs	861,936	-	-	-
Weighted average common shares outstanding assuming dilution	77,616,886	63,531,390	75,780,695	61,872,658
Net income (loss) per fully diluted share	$0.06	$(0.01)	$(0.00)	$(0.08)

NOTE 16 – NONCONTROLLING INTERESTS

Noncontrolling interests at June 30, 2016 and December 31, 2015 represent an 8.1% interest in The Palladium for Surgery - Houston, Ltd, 75% interest in the Medical Ambulatory Suites, L.P., 65% interest in Microsurgery Institute, LLC., 2.3% interest in Houston Microsurgery Institute, LLC., 50% in Northstar Healthcare Dallas Management, LLC., 65% in NHC ASC – Dallas, LLC., 49% in First Nobilis, LLC., 40% in First Nobilis Hospital Management, LLC., 45% in Hermann Drive Surgical Hospital, LP., and 40% in Perimeter Road Surgical Hospital, LLC.

Agreements with the third party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of June 30, 2016 and December 31, 2015. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s Consolidated Balance Sheets as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests are as follows (in thousands):

	NHC - ASC Dallas	First Nobilis	Total

Balance at January 1, 2015	$6,654	$6,213	$12,867
Distributions	(3,892)	(7,617)	(11,509)
Net income attributable to noncontrolling interests	631	10,236	10,867
Total contingently redeemable noncontrolling interests at December 31, 2015	$3,393	$8,832	$12,225

Balance at January 1, 2016	$3,393	$8,832	$12,225
Distributions	(2,060)	(600)	(2,660)
Net income (loss) attributable to noncontrolling interests	2	(174)	(172)
Total contingently redeemable noncontrolling interests at June 30, 2016	$1,335	$8,058	$9,393

Certain of our consolidated subsidiaries that are less than wholly owned meet the definition of a Variable Interest Entity (“VIE”), and we hold voting interests in all such entities. We consolidate the activities of VIE’s for which we are the primary beneficiary. In order to determine whether we own a variable interest in a VIE, we perform qualitative analysis of the entity’s design, organizational structure, primary decision makers and relevant agreements. Such variable interests include our voting interests, and may also include other interests and rights, including those gained through management contracts.

Since our core business is the management and operation of health care facilities, our subsidiaries that are determined to be VIE’s represent entities that own, manage and operate such facilities. Voting interests in such entities are typically owned by us, by physicians practicing at these facilities (or entities controlled by them) and other parties associated with the operation of the facilities. In forming such entities, we typically seek to retain operational control and, as a result, in some cases, voting rights we hold are not proportionate to the economic share of our ownership in these entities, which causes them to meet the VIE definition. We consolidate such VIE’s if we determine that we are the primary beneficiary because (i) we have the power to direct the activities that most significantly impact the economic performance of the VIE via our rights and obligations associated with the management and operation of the VIE’s health care facilities, and (ii) as a result of our obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE, which we have through our equity interests.

The following table summarizes the carrying amount of the assets and liabilities of our material VIE’s included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) (in thousands):

	June 30, 2016	December 31, 2015

Total cash and short term investments	$709	$191
Total accounts receivable	6,478	8,660
Total other current assets	1,693	1,582
Total property and equipment	17,624	5,227
Total other assets	49	144
Total assets	$26,553	$15,804

Total accounts payable	$3,190	$2,286
Total other liabilities	6,190	7,059
Total accrued liabilities	2,383	2,664
Long term - capital lease	12,118	780
Noncontrolling interest	(6,604)	(1,488)
Total liabilities	$17,277	$11,301

NOTE 17 – INCOME TAXES

The Company is a corporation subject to federal income tax at a statutory rate of 35% of pretax earnings. The Company estimates an annual effective income tax rate of 30.7% for U.S. and none for Canada based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. The following items caused the second quarter effective income tax rate to be significantly different from the statutory rate:

•

Canada is excluded from the worldwide annual effective tax rate calculation because Canada has losses but does not expect to realize them, which reduces the second quarter effective tax rate by approximately 4% for the six months ended June 30, 2016.

•

All of the Partnership’s earnings are included in the Company’s net income; however, the Company is not required to record income tax expense or benefit with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, which reduces the second quarter effective tax rate by approximately 5.8% for the six months ended June 30, 2016.

•

The Company adjusted the projected income for the year, which increased the estimated federal statutory tax rate from 34% to 35%. The adjustment to the existing deferred tax assets and liabilities increases the second quarter effective tax rate by approximately 12.5% for the six months ended June 30, 2016.

•

The second quarter effective tax rate includes a discrete item for the stock compensation shortfall, which reduces the effective tax rate by approximately 4.8% for the six months ended June 30, 2016. The net tax benefit for the three and six months ended June 30, 2016 was $0.3 million and $2.2 million, respectively, resulting in an effective tax rate of approximately -15.4% and 34.6% respectively. The net tax benefit include $0.3 million and $0.5 million of state tax expense, respectively. The Company did not recognize any federal or foreign tax expense or benefit for the three and six months ended June 30, 2015 as the Company had a full valuation allowance against deferred tax assets at that time. The state tax expense for the three and six months ended June 30, 2015 was $0.5 million and $0.6 million, respectively.

On April 22, 2016, the Company received notification from the Internal Revenue Service to examine our December 31, 2014 and 2013 Federal income tax return. Based on management tax analysis, the Company did not have any uncertain tax positions as of June 30, 2016.

NOTE 18 – BUSINESS SEGMENT INFORMATION

A summary of the business segment information for the three months ended June 30, 2016 and 2015 is as follows (in thousands):

		Three months ended June 30, 2016

	Medical
	Services	Marketing	Corporate	Total

Revenues	$55,295	$6,576	$-	$61,871
Operating expenses	50,084	4,139	-	54,223
Corporate costs	-	-	7,593	7,593
(Loss) income from operations	5,211	2,437	(7,593)	55
Interest expense	352	2	333	687
Change in fair value of warrant and option liabilities	-	-	(1,657)	(1,657)
Other income	(310)	(128)	(721)	(1,159)
(Loss) income before income taxes	$5,169	$2,563	$(5,548)	$2,184

Other data:
Depreciation and amortization expense	$1,593	$388	$76	$2,057
Income tax expense (benefit)	$281	$47	$(659)	$(331)
Capital expenditures	$1,206	$-	$296	$1,502

		Three months ended June 30, 2015

	Medical
	Services	Marketing	Corporate	Total

Revenues	$43,644	$5,223	$-	$48,867
Operating expenses	34,696	4,739	-	39,435
Corporate costs	-	-	8,296	8,296
(Loss) income from operations	8,948	484	(8,296)	1,136
Interest expense	-	1	293	294
Change in fair value of warrant and option liabilities	-	-	(1,670)	(1,670)
Other income	(3)	(320)	(998)	(1,321)
(Loss) income before income taxes	$8,951	$803	$(5,921)	$3,833

Other data:
Depreciation and amortization expense	$612	$343	$30	$985
Income tax expense	$400	$54	$-	$454
Capital expenditures	$878	$127	$-	$1,005
Non-cash acquisition of property	$4,860	$-	$-	$4,860
Non-cash acquisition of intangibles and goodwill	$11,998	$-	$-	$11,998

A summary of the business segment information for the six months ended June 30, 2016 and 2015 is as follows (in thousands):

		Six months ended June 30, 2016

	Medical
	Services	Marketing	Corporate	Total

Revenues	$101,503	$11,641	$-	$113,144
Operating expenses	97,600	8,758	-	106,358
Corporate costs	-	-	16,425	16,425
(Loss) income from operations	3,903	2,883	(16,425)	(9,639)
Interest expense	745	3	623	1,371
Change in fair value of warrant and option liabilities	-	-	(1,699)	(1,699)
Other income	(1,483)	(248)	(1,082)	(2,813)
(Loss) income before income taxes	$4,641	$3,128	$(14,267)	$(6,498)

Other data:
Depreciation and amortization expense	$3,462	$1,048	$130	$4,640
Income tax expense (benefit)	$457	$71	$(2,777)	$(2,249)
Intangible assets	$5,292	$13,309	$-	$18,601
Goodwill	$25,822	$19,011	$-	$44,833
Capital expenditures	$2,731	$-	$296	$3,027
Total assets	$146,251	$42,838	$43,851	$232,940
Total liabilities	$56,750	$5,103	$29,185	$91,038

		Six months ended June 30, 2015

	Medical
	Services	Marketing	Corporate	Total

Revenues	$77,488	$9,230	$-	$86,718
Operating expenses	58,063	7,861	-	65,924
Corporate costs	-	-	15,775	15,775
(Loss) income from operations	19,425	1,369	(15,775)	5,019
Interest expense	-	80	704	784
Change in fair value of warrant and option liabilities	-	-	1,704	1,704
Other income	(124)	(320)	(1,025)	(1,469)
(Loss) income before income taxes	$19,549	$1,609	$(17,158)	$4,000

Other data:
Depreciation and amortization expense	$901	$691	$56	$1,648
Income tax expense	$527	$79	$-	$606
Intangible assets	$5,739	$14,476	$-	$20,215
Goodwill	$12,645	$19,011	$-	$31,656
Capital expenditures	$1,365	$127	$-	$1,492
Non-cash acquisition of property	$4,860	$-	$-	$4,860
Non-cash acquisition of intangibles and goodwill	$11,998	$-	$-	$11,998
Total assets	$85,714	$41,545	$26,259	$153,518
Total liabilities	$23,168	$5,604	$36,467	$65,239

NOTE 19 – RELATED PARTY TRANSACTIONS

The minority interest holder of First Nobilis Hospital, a fully consolidated entity, is also a partial owner of First Street Hospital, L.P. and First Street Surgical Center, L.P., both of which have an ongoing business relationship with the Company. At June 30, 2016, the Company has a net amount due from these related parties of $0.6 million. In addition, the Company leases certain medical equipment and facility space from these related parties. Equipment lease costs of approximately $0.5 million and $0.6 million were incurred during the quarter ended June 30, 2016 and 2015, respectively. Facility lease costs of approximately $0.4 million were incurred during both the three months ended June 30, 2016 and 2015. Equipment lease costs of approximately $1.1 million were incurred during both the six months ended June 30, 2016 and 2015, respectively. Facility lease costs of approximately $0.9 million were incurred during both the six months ended June 30, 2016 and 2015, respectively.

In March 2016, the Company acquired an interest in Athelite, a holding company which owns an interest in Dallas Metro, a company formed to provide management services to an HOPD. The Athelite investment is accounted for as an equity method investment (refer to Note 6 – Investments in Associates). At June 30, 2016, the Company had $1.1 million in accounts receivable from Dallas Metro. The Company also rents, on a monthly basis, certain medical equipment to Dallas Metro and subleases operation facility to Benton Transitional.

Physician Related Party Transactions

Nobilis maintains certain medical directorship, consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities. Material related party arrangements of this nature are described below:

•

In October 2014 the Company entered into a marketing services agreement with an entity controlled by a physician equity owner. In June 2015, the Company expanded the relationship with this physician equity owner to include consulting, medical directorship and on-call agreements. The Company has paid $1.2 million and $1.6 million to the marketing services entity as of June 30, 2016 and 2015, respectively. The Company has paid to the physician equity owner $1.1 million and nil in fees owed pursuant to the service agreements as of June 30, 2016 and 2015, respectively.

•

In July 2014, the Company entered into a marketing services agreement with a physician equity owner and an entity owned by that physician equity owner’s brother. The Company has paid $0.6 million and $0.2 million to the marketing services entity as of June 30, 2016 and 2015, respectively.

•

In September 2013, the Company entered into a book deal with a physician equity owner. In March 2015, the Company entered into a marketing agreement with that physician equity owner and a marketing services company owned by the physician equity owner’s father. The Company has paid $2.2 million and $1.4 million to the marketing services entity as of June 30, 2016 and 2015, respectively.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially impact the financial position, results of operations or liquidity of the Company.

Shareholder Lawsuits

After the Company announced it would be restating its 2014 annual financial statements and 2015 first and second quarter interim financial statements, one complaint, Schott v. Nobilis Health Corp. et al, was filed in the United States District Court for the Southern District of Texas against the Company, our former chief executive officer and our current chief financial officer. The complaint seeks class action status on behalf of our shareholders and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of the restatement and seeks undisclosed damages. The defendants intend to vigorously defend against these claims and filed a motion to dismiss the consolidated complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants. In response, the Plaintiff filed an amended complaint on March 7, 2016. The Company subsequently filed a motion to dismiss the amended complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants. On June 1, 2016 the court heard oral arguments on the Company’s pending motion to dismiss. The motion is under advisement. At this early stage, we are not yet able to determine the likelihood of loss, if any, arising from this matter.

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

NOTE 21 – SUBSEQUENT EVENTS

The Company entered into the Sixth Amendment that among other things, added a cap on Investments in Nobilis Health Anesthesia Network, PLLC of $2.0 million; increased the permitted indebtedness of the Company pursuant to that certain Loan Agreement, dated as of July 30, 2015 between PSH and Legacy Texas Bank from $7.0 million to $7.05 million; modified the maximum leverage ratio as of March 31, 2016 to 3.05 to 1.00; and modified the definition of "Subsidiary" to exclude the following entities: Athelite, Dallas Metro, Marsh Lane Surgical Hospital, LLC, Nobilis Health Network, Inc. ("NHN") and the subsidiaries of NHN. As a result, the Company was in compliance with its covenants under the HFS Term Loan as of June 30, 2016.

In addition, as required by the Sixth Amendment, the Company shall satisfy the following conditions subsequent on or prior to August 22, 2016 (the “Post-Closing Date”), as such date may be extended by HFS in its sole discretion; delivery by the Company, a joinder agreement adding an additional company facility to the credit parties and the termination and delivery of certain UCC financing statements. If the Company fails to satisfy such conditions subsequent by the Post-Closing Date, then the Sixth Amendment and the limited waiver shall automatically and without further action be rendered null and void and the specified events of default shall be reinstated. In addition, the Company shall pay to HFS on the Post-Closing Date, a sum equal to 0.50% of the aggregate amount of the commitments.

On August 1, 2016,  Northstar Healthcare Acquisitions, LLC, a Delaware limited liability company (“Buyer”), and the Company, executed an asset purchase agreement (the “Purchase Agreement”) whereby the Buyer agreed to acquire from Dr. L. Philipp Wall (“Owner”) substantially all of the operating assets of (i) Arizona Center for Minimally Invasive Surgery, LLC, an Arizona limited liability company (“ACMIS”), (ii) L. Philipp Wall, M.D., P.C., an Arizona professional corporation (“PC”), and (iii) Arizona Vein & Vascular Center, LLC, an Arizona limited liability company and wholly owned subsidiary of PC (“AVVC” and with ACMIS and PC, each a “Seller” and collectively “Sellers”) (the “Transaction”). Buyer, NHC, Sellers and Owner are referred to collectively as the “Parties” and each individually as a “Party.”

The material provisions in the Purchase Agreement and related transactions are described below.

The Purchase Agreement

Upon the closing of the Transaction, the Buyer will receive substantially all of the operating assets of Sellers, consisting of inventory, fixed assets and certain intellectual property in exchange for an aggregate purchase price of approximately $22.0 million consisting of $17.5 million cash, $2.25 million worth of the Company’s common stock (the “Closing Shares”), and $2.25 million in the form of a convertible promissory note between Buyer and ACMIS.

In addition, the Sellers may receive an additional “earn out” payment based on the growth in trailing twelve month earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of the new vascular division on the twelve-month anniversary of closing (as compared to the trailing twelve month EBITDA for the twelve months prior to closing). The earn out payment shall be equal to fifty percent (50%) of such growth.

A portion of the cash purchase price in the amount of $1.05 million will be held back pursuant to Article VI of the Purchase Agreement and will be subject to the Purchase Agreement’s indemnifications. On the twelve-month anniversary of closing, fifty percent (50%) of the amount held back, less any amounts paid as, or claimed as, indemnification, will be paid to the Owner. The remaining amounts held back, less any amounts paid as, or claimed as, indemnification, will be paid to the Owner on the twenty-four-month anniversary of closing.

The Closing Shares will be issued at a price per share based on the NYSE MKT closing price of the Company's common shares on the day prior to Closing. The Closing Shares will be restricted under Rule 144, and will also be subject to an additional contractual lock-up provisions, which lift in one-quarter increments on the twelve-month, fifteen-month, eighteen-month and twenty-first month anniversaries of closing.

In addition to receiving substantially all of the operating assets of Sellers, the Company and Buyer (or one or more assignees thereof) will assume liabilities related to Sellers’ capital leases, Sellers’ accounts payable, Seller’s non-debt liabilities arising post-closing, and all taxes related to the purchased assets from and after the date of signing. Certain assets and liabilities will remain with Sellers as described in more detail in the Purchase Agreement. The Company and Buyer (or one or more assignees thereof) will make offers of employment to substantially all of Sellers’ employees.

The Transaction is subject to customary closing conditions. In the event that the Transaction does not close within 90 days of the execution of the Purchase Agreement, Sellers shall be entitled to receive from NHC and Buyer liquidated damages in the amount of $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

This Quarterly Report and the documents that are incorporated herein by reference in this Quarterly Report contain certain forward-looking statements within the meaning of Canadian and United States securities laws, including the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words including, but not limited to the following: “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “continue” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements are based on current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to the following:

•

our ability to successfully maintain effective internal controls over financial reporting, including the impact of material weaknesses identified by management and our ability to remediate such control deficiencies;

•	our ability to implement our business strategy, manage the growth in our business, and integrate acquired businesses;
•	the risk of litigation and investigations, and liability claims for damages and other expenses not covered by insurance;
•	the risk that payments from third-party payers, including government healthcare programs, may decrease or not increase as costs increase;
•	adverse developments affecting the medical practices of our physician limited partners;
•	our ability to maintain favorable relations with our physician limited partners;
•	our ability to grow revenues by increasing case and procedure volume while maintaining profitability;
•	failure to timely or accurately bill for services;
•	our ability to compete for physician partners, patients and strategic relationships;
•	the risk of changes in patient volume and patient mix;
•	the risk that laws and regulations that regulate payments for medical services made by government healthcare programs could cause our revenues to decrease;
•	the risk that contracts are cancelled or not renewed or that we are not able to enter into additional contracts under terms that are acceptable to us; and
•	the risk of potential decreases in our reimbursement rates.

The foregoing are significant factors we think could cause our actual results to differ materially from expected results. There could be additional factors besides those listed herein that also could affect us in an adverse manner.

This Quarterly Report should be read completely and with the understanding that actual future results may be materially different from what we expect. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, when evaluating the information presented in this Quarterly Report or other disclosures because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of Nobilis.

We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth elsewhere in this report and in our 2015 Annual Report filed with the SEC on March 15, 2016.

The following discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1—Financial Statements of this Quarterly Report, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our 2015 Annual Report.

Executive Overview

Our operations consist primarily of two reportable business segments, the Medical Segment and the Marketing Segment, each of which is described in more detail in the following paragraphs. Our Medical Segment owns and/or manages outpatient surgery centers and surgical hospitals. It focuses on improving patient outcomes by providing minimally invasive procedures that can be performed in low-cost, outpatient settings. Our business also utilizes innovative direct-to-patient marketing and proprietary technologies to drive patient engagement and education. We provide these marketing services to the facilities that comprise our Medical Segment; we also provide these marketing services to third parties as a stand-alone business line, which is a separate reportable business segment (the “Marketing Segment”).

Medical Segment

Our Medical Segment broadly includes our ownership and operation of healthcare facilities (the “Nobilis Facilities”)(which include outpatient surgery centers and hospitals) and ancillary service providers (“Nobilis Ancillary Service Lines”).

There are nine Nobilis Facilities, consisting of four hospitals (the “Nobilis Hospitals”) (three in Texas and one in Arizona) and five ambulatory surgery centers (the “Nobilis ASCs”)(three in Houston, Texas, one in Dallas, Texas and one in Scottsdale, Arizona). We earn revenue in our Medical Segment from the “facility fees” or “technical fees” third party payors or to patients for the services rendered at the Nobilis Facilities. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients. These clinical specialties include orthopedic surgery, podiatric surgery, ear nose and throat (“ENT”), pain management, gastro-intestinal, gynecology and general surgery. The Nobilis ASCs do not offer the full range of services typically found in traditional hospitals, allowing the Nobilis ASCs to operate with lower operating expenses. The Nobilis Hospitals do offer the services typically found in traditional hospitals and, as a result, have ability to take on more complex cases and cases that may require an overnight stay.

There are three Nobilis Ancillary Service Lines: intraoperative monitoring, surgical assist and anesthesia. Peak Neuromonitoring oversees our intraoperative monitoring service line, and Nobilis Surgical Assist oversees our surgical assist service line. There are several small subsidiaries through which we provide anesthesia services. Over time, and provided that third party payors do not materially lower reimbursements, the Company plans to add ancillary service lines such as laboratory services and imaging.

Marketing Segment

Our Marketing Segment provides marketing services, patient education services and patient care coordination management services to the Nobilis Facilities, to third party facilities in states where we currently do not operate, and to physicians. We market several minimally- invasive medical procedures and brands, which include the following:

•	North American Spine: promotion of minimally invasive spine procedures (pain management musculoskeletal, musculoskeletal and spine)

•	Migraine Treatment Centers of America: promotion of procedures related to chronic migraine pain (interventional headache procedure)

•	NueStep: a surgical procedure designed to treat pain in the foot, ankle and leg (podiatry)

•	Evolve-The Experts in Weight Loss Surgery: promotion of surgical weight loss procedures (bariatrics)

•	Minimally Invasive Reproductive Surgery Institute (“MIRI”): promotion of women’s health related procedures

•	Onward Orthopedics: promotion of general orthopedics, sports medicine related to orthopedics (orthopedics, pain management musculoskeletal, and musculoskeletal interventions)

We do not directly provide medical services to patients; rather, we identify candidates for our branded procedures, educate these potential patients about the relevant procedure and direct those patients to affiliated physicians who diagnosis and treat those patients at affiliated facilities. Through our Marketing Segment, we have contractual relationships with facilities and physicians in several states.

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

Recent Developments

On August 1, 2016, Northstar Healthcare Acquisitions, L.L.C., a wholly owned subsidiary of the Company (the “Buyer”), and the Company executed an asset purchase agreement (the “Purchase Agreement”) whereby the Buyer agreed to acquire from Dr. L. Philipp Wall (“Owner”) substantially all of the operating assets of Arizona Center for Minimally Invasive Surgery, LLC, an Arizona limited liability company (“ACMIS”), L. Philipp Wall, M.D., P.C., an Arizona professional corporation (“PC”) and Arizona Vein & Vascular Center, LLC, an Arizona limited liability company and wholly owned subsidiary of PC (“AVVC” and with ASMIS and PC, each a “Seller” and collectively the “Sellers”) (the “Transaction”).

Upon closing of the Transaction, the Buyer will receive substantially all of the operating assets of Sellers, consisting of inventory, fixed assets, and certain intellectual property in exchange for an aggregate purchase price of approximately $22.0 million, consisting of $17.5 million cash, $2.25 million worth of the Company’s common shares, and $2.25 million in the form of a convertible promissory note between Buyer and ACMIS.

Upon closing, the Transaction will add five locations (five clinics and four surgery centers) in the Phoenix and Tucson, Arizona metropolitan areas and will launch a new vascular brand that we will offer to our other markets.  In addition to a new brand, we expect to drive additional volume into these clinics and multi-specialty surgical centers using our proprietary marketing and sales capabilities.

See Part I, Item 1–“Financial Statements, Note 21 – Subsequent Events” of this Quarterly Report for more information on the Transaction.

Operating Environment

The Medical Segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Segment are from reimbursement to the Nobilis Hospitals and Nobilis ASCs as “out-of-network” providers. This means the Nobilis Facilities are not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. The reimbursement to in-network providers, however, is typically far less than that paid to out of network providers. To a far lesser degree, the Nobilis Facilities earn fees from governmental payor programs such as Medicare. For the three and six months ended June 30, 2016 and 2015, we derived approximately 0.4% and 0.3%, respectively, of our Medical Segment’s net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payers and patient co-pays, coinsurance, and deductibles.

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

Same Center, Organic and New Facility Growth

In certain instances, in this MD&A, we analyze growth and trends by bifurcating our business into “same center facilities” and “new facilities”. “Same center facilities” can be defined as any facility that has been acquired as of January 1, 2015. All other facilities are considered to be “new facilities” until the following year.

The Nobilis Facilities focus on non-emergency surgical procedures. The case mix at each Nobilis Facility is a function of the clinical specialties of the physicians on the medical staff and the equipment and infrastructure at each facility. The Nobilis Facilities intend to continue to refine their case mix as opportunities arise.

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

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

The following table sets out our comparable changes in revenue and case volume for same center and new facilities for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	Net Patient Service Revenue		Number of Cases (1)		Net Patient Service Revenue
	(in thousands)				per Case (2)
	2016	2015	2016	2015	2016	2015

Hospitals	$42,960	$20,274	2,710	1,020	$15,852	$19,877
ASCs	9,889	23,079	1,876	3,257	5,271	7,086
Total	$52,849	$43,353	4,586	4,277	$11,524	$10,136

Notes

(1)	This table refers to all cases performed, regardless of their contribution to net patient service revenue.
(2)	Calculated by dividing net patient service revenues by the number of cases.

The following table sets forth the combined number of cases by medical specialty performed for three months ended June 30, 2016 and 2015:

MEDICAL SEGMENT
CASE MIX
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2016%	2015	2015%
Specialty	Cases	Cases	Cases	Cases

Pain Management	1,629	35.5%	1,237	29.0%
Orthopedics	440	9.6%	275	6.4%
Spine	458	10.0%	513	12.0%
Podiatry	97	2.1%	145	3.4%
Gastro-intestinal	49	1.0%	95	2.2%
General Surgery	153	3.3%	181	4.2%
Plastic & Reconstructive	438	9.6%	421	9.8%
Bariatrics	962	21.0%	1,006	23.6%
Gynecology	192	4.2%	241	5.6%
Urology	-	0.0%	6	0.1%
ENT	168	3.7%	157	3.7%

TOTAL	4,586	100.0%	4,277	100.0%

The following table for the Marketing Segment only includes cases generated through our marketing activities and performed at the non-Nobilis Facilities.

MARKETING SEGMENT
CASE MIX
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2016%	2015	2015%
Specialty	Cases	Cases	Cases	Cases

Pain Management	109	39.4%	150	44.4%
Orthopedics	2	0.7%	-	0.0%
Spine	162	58.5%	188	55.6%
Podiatry	3	1.0%	-	0.0%
Bariatrics	1	0.4%	-	0.0%

TOTAL	277	100.0%	338	100.0%

CONSOLIDATED SEGMENTS
CASE MIX
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2016%	2015	2015%
Specialty	Cases	Cases	Cases	Cases

Pain Management	1,738	35.8%	1,387	30.1%
Orthopedics	442	9.1%	275	6.0%
Spine	620	12.7%	701	15.2%
Podiatry	100	2.1%	145	3.1%
Gastro-intestinal	49	1.0%	95	2.1%
General Surgery	153	3.1%	181	3.9%
Plastic & Reconstructive	438	9.0%	421	9.1%
Bariatrics	963	19.8%	1,006	21.8%
Gynecology	192	3.9%	241	5.2%
Urology	-	0.0%	6	0.1%
ENT	168	3.5%	157	3.4%

TOTAL	4,863	100.0%	4,615	100.0%

Notes:

(1) The tables listed above are exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.

Cases performed for the three months ended June 30, 2016, totaled 4,863, an increase of 248 cases, or 5.4%, compared to 4,615 from the prior corresponding period. The Marketing Segment generated 277 cases, 61 cases less than 338 cases generated from the Marketing Segment in the prior corresponding period. Cases at our same center facilities were 3,020, representing an 877 case decrease primarily attributable to the discontinued Microsurgery Institute of Dallas (“MSID”). Cases at our new facilities were 1,566. The acquisition of new facilities has helped to ensure the continuation of expanding marketing programs, recruiting new physicians, and rendering positive net results against any unfavorable trends in our same center facilities.

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

The following tables set out our comparable changes in revenue and case volume for same center and new facilities for the three months ended June 30, 2016 and 2015 (in thousands, except cases):

MEDICAL SEGMENT
TOTAL REVENUE – SAME CENTER FACILITIES
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Revenue	2015 Revenue	Variance

Hospitals	$27,028	$17,896	$9,132
ASCs	9,889	23,079	(13,190)
TOTAL MEDICAL SEGMENT	$36,917	$40,975	$(4,058)

MEDICAL SEGMENT
TOTAL REVENUE – NEW FACILITIES
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Revenue	2015 Revenue	Variance

Hospitals	$15,931	$2,379	$13,552
Ancillary services	2,447	290	2,157
TOTAL	$18,378	$2,669	$15,709

MARKETING SEGMENT
TOTAL REVENUE
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Revenue	2015 Revenue	Variance

Marketing	$6,576	$5,223	$1,353
TOTAL	$6,576	$5,223	$1,353

CONSOLIDATED SEGMENTS
TOTAL REVENUE
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Revenue	2015 Revenue	Variance
Medical Segment:
Hospitals	$42,959	$20,275	$22,684
ASCs	9,889	23,079	(13,190)
Ancillary services	2,447	290	2,157
Total Medical Segment	$55,295	$43,644	$11,651
Marketing Segment:
Marketing	$6,576	$5,223	$1,353
Total Marketing Segment	$6,576	$5,223	$1,353
TOTAL CONSOLIDATED SEGMENTS	$61,871	$48,867	$13,004

MEDICAL SEGMENT
TOTAL CASES - SAME CENTER FACILITIES
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Cases	2015 Cases	Variance

Hospitals	1,144	640	504
ASCs	1,876	3,257	(1,381)
TOTAL	3,020	3,897	(877)

MEDICAL SEGMENT
TOTAL CASES - NEW FACILITIES
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Cases	2015 Cases	Variance

Hospitals	1,566	380	1,186
TOTAL	1,566	380	1,186

MARKETING SEGMENT
TOTAL CASES
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Cases	2015 Cases	Variance

Marketing	277	338	(61)
TOTAL	277	338	(61)

CONSOLIDATED SEGMENTS
TOTAL CASES
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Cases	2015 Cases	Variance
Medical Segment:
Hospitals	2,710	1,020	1,690
ASCs	1,876	3,257	(1,381)
Total Medical Segment	4,586	4,277	309
Marketing Segment:
Marketing	277	338	(61)
Total Marketing Segment	277	338	(61)
TOTAL CONSOLIDATED SEGMENTS	4,863	4,615	248

The following tables set out the contract mix of cases performed that were in network (“INN”) compared to cases performed that were out of network (“OON”) at our Medical Segment, our Marketing Segment and on a consolidated basis for the three months ended June 30, 2016 and 2015. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carriers vary based on deductibles, plan coverage and cases performed. The Company is currently INN with United Healthcare and Cigna at the Kirby Surgical Center (“KIRBY”) and INN with BlueCross BlueShield, Cigna, United Healthcare and Aetna at the Herman Drive Surgical Hospital (“HDSH”).

MEDICAL SEGMENT
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Contract Network Type	2016 Contract Mix	2015 Contract Mix

OON	85.7%	89.2%
INN	14.3%	10.8%
TOTAL	100.0%	100.0%

MARKETING SEGMENT
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Contract Network Type	2016 Contract Mix	2015 Contract Mix

OON	32.1%	24.2%
INN	67.9%	75.8%
TOTAL	100.0%	100.0%

CONSOLIDATED SEGMENTS
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Contract Network Type	2016 Contract Mix	2015 Contract Mix

OON	82.7%	84.2%
INN	17.3%	15.8%
TOTAL	100.0%	100.0%

Despite new acquisitions of OON facilities, the Company continues to implement strategies to blend both INN and OON cases. For the three months ended June 30, 2016, we saw an increase shift towards INN cases based on our total cases performed compared to the corresponding period in 2015.

The following tables set out the payor mix at our Medical Segment, our Marketing Segment and on a consolidated basis for the three months ended June 30, 2016 and 2015. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carrier varies based on deductibles, plan coverage and cases performed.

MEDICAL SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Payors	2016 Patient and Net Professional Fee	2015 Patient and Net Professional Fee
	Revenue by Payor Mix	Revenue by Payor Mix

Private insurance and other private pay	96.4%	95.0%
Workers compensation	3.1%	4.6%
Medicare	0.5%	0.4%
Total	100.0%	100.0%

MARKETING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Payors	2016 Patient and Net Professional Fee	2015 Patient and Net Professional Fee
	Revenue by Payor Mix	Revenue by Payor Mix

Private insurance and other private pay	100.0%	100.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	100.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Payors	2016 Patient and Net Professional Fee	2015 Patient and Net Professional Fee
	Revenue by Payor Mix	Revenue by Payor Mix

Private insurance and other private pay	96.9%	95.5%
Workers compensation	2.7%	4.1%
Medicare	0.4%	0.4%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGE OF PATIENT AND NET PROFESSIONAL FEES FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	Three months ended June 30,
	2016	2015

Revenues:	100%	100%

Operating expenses:
Salaries and benefits	20.4%	18.5%
Drugs and supplies	19.7%	18.2%
General and administrative	44.4%	41.8%
Bad debt expense	0.0%	0.4%
Depreciation and amortization	3.2%	2.0%
Facility operating expenses	87.7%	80.9%
Corporate expenses:
Salaries and benefits	3.3%	2.0%
General and administrative	7.3%	13.4%
Legal expenses	1.6%	1.5%
Depreciation	0.1%	0.1%
Total corporate costs	12.3%	17.0%
Income from operations	0.0%	2.1%
Other (income) expense:
Change in fair value of warrant and stock option liabilities	-2.7%	-3.4%
Interest expense	1.1%	0.6%
Other income, net	-1.9%	-2.7%
Total other (income) expense	-3.5%	-5.5%
Net income before income taxes and noncontrolling interests	3.5%	7.5%
Income tax (benefit) expense	-0.5%	0.9%
Net income	4.1%	6.7%
Net income (loss) attributable to noncontrolling interests	-3.6%	7.6%
Net income (loss) attributable to Nobilis Health Corp.	7.7%	-0.8%

Revenues

Total revenues for the three months ended June 30, 2016, totaled $61.9 million, an increase of $13.0 million or 26.6%, compared to $48.9 million from the prior corresponding period. Total cases increased 248 or 5.4% versus the prior corresponding period. The Medical Segment revenue increased by $11.7 million to $55.3 million, or 26.7% compared to $43.6 million from the prior corresponding period, while the Marketing Segment accounted for $1.4 million of the increase. New center facilities for the Medical Segment increased $15.7 million or 588.5% primarily due to the acquisition of three hospitals in 2015. Same center facilities for the Medical Segment decreased $4.1 million or 9.9% primarily attributable to a decline in ASC revenue, due to the closing of operations of an ASC in Dallas, whose cases were shifted to a new Hospital in Dallas.

Salaries and Benefits

Operating salaries and benefits for the three months ended June 30, 2016, totaled $12.6 million, an increase of $3.6 million, or 40.0%, compared to $9.0 million from the prior corresponding period. The Medical Segment increased by $3.3 million, or 48.3%, while the Marketing Segment increased $0.3 million period over period. The Staffing costs for the Medical Segment at new facilities accounted for $4.1 million of the increase, while the remaining $0.8 decrease is attributable to staffing at same center facilities driven by case volumes. Operating salaries and benefits as a percent of revenues increased to 20.4% compared to 18.5% in the prior corresponding period. The increase as a percent of revenue is primarily attributable to the acquisition of three hospitals in 2015. Hospitals require higher staff levels than ASCs as a result of performing more complex and higher acuity cases.

Drugs and Supplies

Drugs and medical supplies expense for the three months ended June 30, 2016, totaled $12.2 million, an increase of $3.3 million or 37.1% compared to $8.9 million from the prior corresponding period. The Medical Segment increased by $3.7 million or 47.2%, while the Marketing Segment decreased $0.4 million period over period. Medical supplies costs for the Medical Segment at new facilities accounted for $5.4 million of the increase, while the remaining $1.7 million decrease was attributable to same center facilities. Drugs and medical supplies as a percent of revenues increased to 19.7% compared to 18.2% from the prior corresponding period. The increase as a percent of revenue is primarily attributable to the acquisition of three hospitals in 2015. Hospitals require higher drugs and supply costs than ASCs as a result of performing more complex and higher acuity cases.

General and Administrative

Operating general and administrative expense for three months ended June 30, 2016, totaled $27.5 million, an increase of $7.1 million, or 34.8%, compared to $20.4 million from the prior corresponding period. The Medical Segment accounted for $6.9 million of the increase. The Medical Segment new facilities contributed to $8.9 million of the increase while the remaining $2.0 million decrease was attributable to same center facilities. The $6.9 million increase in the Medical Segment is due to an increase in marketing expenses, general infrastructure development, such as rent, telecommunication, travel, and consulting, and an increase in operations associated with the new center Medical Segment facilities, primarily due to the acquisition of three hospitals in 2015. For the three months ended June 30, 2016, marketing expenses allocated to the Medical Segment increased by $0.9 million to $7.0 million, compared to $6.1 million for the corresponding period. The increase in marketing expenses is attributable to the continued strategic growth initiatives for expansion including our bariatric, spine, podiatry and gynecological brands, primarily related to marketing these programs for the three hospitals acquired in 2015. Expenses related to general infrastructure development for same center and new facilities increased by $0.7 million to $2.4 million in 2016, compared to $1.7 million in 2015.

Depreciation and Amortization

Depreciation for the three months ended June 30, 2016, totaled $2.0 million, an increase of $1.0 million or 100.0%, compared to $1.0 million the prior corresponding period. This increase is primarily due to an increase in property and equipment from new facilities.

Total Corporate Costs

To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs for the three months ended June 30, 2016, totaled $7.6 million, a decrease of $0.7 million or 8.4%, compared to $8.3 million from the prior corresponding period. Corporate salaries and benefits for the three months ended June 30, 2016, totaled $2.0 million, an increase of $1.0 million or 100.0%, compared to $1.0 million from the prior corresponding period. The increase in salaries and benefits is primarily due to the recoupment of indemnified expenses of $0.7 million for the three months ended June 30, 2015, as a result of the confidential agreement with Athas. The additional $0.3 million increase is due to the hiring of additional corporate staff in 2016 related to accounting, finance and information technology. Legal expenses for the three months ended June 30, 2016, totaled $0.1 million, an increase of $0.3 million or 42.9%, compared to $0.7 million from the prior corresponding period. The increase in legal expenses was attributable to mergers and acquisitions and litigation expenses. General and administrative expenses for the three months ended June 30, 2016, totaled $4.5 million, a decrease of $2.0 million or 30.8%, compared to $6.5 million from the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in non-cash compensation expense for the three months ended June 30, 2016, partially offset by an increase in insurance and corporate marketing expense.

Other (Income) Expense

For the three months ended June 30, 2016, the Company recognized $2.1 million of other income comprised of $0.7 million in interest expense and $1.2 million in other income and a change in warrant and stock option derivative liability fair value of $1.7 million compared to $2.7 million of income comprised of $0.3 million in interest expense, $1.3 million other income and a change in warrant and option liability fair value of $1.7 million for the prior corresponding period.

Income tax (benefit) expense

The net tax benefit for the three months ended June 30, 2016 was $0.3 million, compared to an income tax expense of $0.5 million from the prior corresponding period. The temporary differences attributable to the projected taxable income include goodwill amortization, net operating loss carryforward-U.S. and other accrued liabilities. For the three months ended June 30, 2016, the effective tax rate differs from the annual tax rate primarily due to equity compensation and a 1.0% effective deferred tax rate change. The Company’s state tax expense was $0.3 million for the three months ended June 30, 2016. Our effective tax rate during the three months ended June 30, 2016 was approximately -15.4%. The Company estimates an annual effective income tax rate of 30.7% for U.S., and none for Canada, based on projected results for the year.

Noncontrolling Interests

Net income attributable to non-controlling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

The following tables set out our comparable changes in revenue and case volume for same center and new facilities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	Net Patient Service Revenue		Number of Cases (1)		Net Patient Service Revenue
	(in thousands)				per Case (2)
	2016	2015	2016	2015	2016	2015

Hospitals	$79,115	$32,953	4,574	1,501	$17,297	$21,954
ASCs	18,747	44,245	3,752	6,007	4,997	7,366
Total	$97,862	$77,198	8,326	7,508	$11,754	$10,282

Notes

(1)	This table refers to all cases performed, regardless of their contribution to net patient service revenue.
(2)	Calculated by dividing net patient service revenues by the number of cases.

The following table sets forth the combined number of cases by medical specialty performed for six months ended June 30, 2016 and 2015:

MEDICAL SEGMENT
CASE MIX
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2016%	2015	2015%
Specialty	Cases	Cases	Cases	Cases

Pain Management	2,900	34.8%	2,286	30.6%
Orthopedics	764	9.2%	646	8.6%
Spine	759	9.1%	738	9.8%
Podiatry	171	2.1%	244	3.2%
Gastro-intestinal	77	0.8%	182	2.4%
General Surgery	327	3.9%	315	4.2%
Plastic & Reconstructive	796	9.6%	785	10.5%
Bariatrics	1,809	21.7%	1,676	22.3%
Gynecology	390	4.7%	340	4.5%
Urology	2	0.1%	7	0.1%
ENT	331	4.0%	289	3.8%

TOTAL	8,326	100%	7,508	100%

The following table for the Marketing Segment only includes cases generated through our marketing activities and performed at the non-Nobilis Facilities.

MARKETING SEGMENT
CASE MIX
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2016%	2015	2015%
Specialty	Cases	Cases	Cases	Cases

Pain Management	200	39.1%	278	44.6%
Orthopedics	2	0.4%	-	0.0%
Spine	305	59.7%	345	55.4%
Podiatry	3	0.6%	-	0.0%
Bariatrics	1	0.2%	-	0.0%

TOTAL	511	100%	623	100%

CONSOLIDATED SEGMENTS
CASE MIX
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2016%	2015	2015%
Specialty	Cases	Cases	Cases	Cases

Pain Management	3,100	35.1%	2,564	31.5%
Orthopedics	766	8.7%	646	7.9%
Spine	1,064	12.0%	1,083	13.3%
Podiatry	174	2.0%	244	3.0%
Gastro-intestinal	77	0.8%	182	2.2%
General Surgery	327	3.7%	315	3.9%
Plastic & Reconstructive	796	9.0%	785	9.7%
Bariatrics	1,810	20.5%	1,676	20.6%
Gynecology	390	4.4%	340	4.2%
Urology	2	0.1%	7	0.1%
ENT	331	3.7%	289	3.6%

TOTAL	8,837	100%	8,131	100%

Notes:

(1)	The tables listed above are exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.

Cases performed for the six months ended June 30, 2016, totaled 8,837, an increase of 706 cases, or 8.7%, compared to 8,131 from the prior corresponding period. The Marketing Segment generated 511 cases, 112 cases less than 623 cases generated from the Marketing Segment in the prior corresponding period. Cases at our same center facilities were 5,401, representing a 1727 case decrease primarily attributable to the discontinued MSID. Cases at our new facilities were 2,925, representing an increase of 2,545 cases. The acquisition of new facilities has helped to ensure the continuation of expanding marketing programs, recruiting new physicians, and rendering positive net results against any unfavorable trends in our same center facilities.

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

The following tables set out our comparable changes in revenue and case volume for same center and new facilities for the six months ended June 30, 2016 and 2015 (in thousands, except cases):

MEDICAL SEGMENT
TOTAL REVENUE - SAME CENTER FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Revenue	2015 Revenue	Variance

Hospitals	$44,334	$30,574	$13,760
ASCs	18,747	44,245	(25,498)
TOTAL	$63,081	$74,819	$(11,738)

MEDICAL SEGMENT
TOTAL REVENUE - NEW FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Revenue	2015 Revenue	Variance

Hospitals	$34,781	$2,379	$32,402
Ancillary services	3,641	290	3,351
TOTAL	$38,422	$2,669	$35,753

MARKETING SEGMENT
TOTAL REVENUE
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Revenue	2015 Revenue	Variance

Marketing	$11,641	$9,230	$2,411
TOTAL	$11,641	$9,230	$2,411

CONSOLIDATED SEGMENTS
TOTAL REVENUE
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Revenue	2015 Revenue	Variance
Medical Segment:
Hospitals	$79,115	$32,953	$46,162
ASCs	18,747	44,245	(25,498)
Ancillary services	3,641	290	3,351
Total Medical Segment	$101,503	$77,488	$24,015
Marketing Segment:
Marketing	$11,641	$9,230	$2,411
Total Marketing Segment	$11,641	$9,230	$2,411
TOTAL CONSOLIDATED SEGMENTS	$113,144	$86,718	$26,426

MEDICAL SEGMENT
TOTAL CASES - SAME CENTER FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Cases	2015 Cases	Variance

Hospitals	1,649	1,121	528
ASCs	3,752	6,007	(2,255)
TOTAL	5,401	7,128	(1,727)

MEDICAL SEGMENT
TOTAL CASES - NEW FACILITIES
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Cases	2015 Cases	Variance

Hospitals	2,925	380	2,545
TOTAL	2,925	380	2,545

MARKETING SEGMENT
TOTAL CASES
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Cases	2015 Cases	Variance

Marketing	511	623	(112)
TOTAL	511	623	(112)

CONSOLIDATED SEGMENTS
TOTAL CASES
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Cases	2015 Cases	Variance
Medical Segment:
Hospitals	4,574	1,501	3,073
ASCs	3,752	6,007	(2,255)
Total Medical Segment	8,326	7,508	818
Marketing Segment:
Marketing	511	623	(112)
Total Marketing Segment	511	623	(112)
TOTAL CONSOLIDATED SEGMENTS	8,837	8,131	706

The following tables set out the contract mix of cases performed that were INN compared to cases performed that were OON at our Medical Segment, our Marketing Segment and on a consolidated basis for the six months ended June 30, 2016 and 2015. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carriers vary based on deductibles, plan coverage and cases performed. The Company is currently INN with United Healthcare and Cigna at the KIRBY and INN with BlueCross BlueShield, Cigna, United Healthcare and Aetna at the HDSH.

MEDICAL SEGMENT
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Contract Network Type	2016 Contract Mix	2015 Contract Mix

OON	85.2%	92.7%
INN	14.8%	7.3%
TOTAL	100.0%	100.0%

MARKETING SEGMENT
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Contract Network Type	2016 Contract Mix	2015 Contract Mix

OON	28.6%	32.0%
INN	71.4%	68.0%
TOTAL	100.0%	100.0%

CONSOLIDATED SEGMENTS
INN - OON CONTRACT MIX OF TOTAL CASES PERFORMED
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Contract Network Type	2016 Contract Mix	2015 Contract Mix

OON	82.0%	87.9%
INN	18.0%	12.1%
TOTAL	100.0%	100.0%

Despite new acquisitions of OON facilities, the Company continues to implement strategies to blend both INN and OON cases. For the six months ended June 30, 2016, we saw an increase shift towards INN cases based on our total cases performed compared to the corresponding period in 2015.

The following tables set out the payor mix at our Medical Segment, our Marketing Segment and on a consolidated basis for the six months ended June 30, 2016 and 2015. This information is not intended to provide a comprehensive comparison of financial results, as reimbursement by insurance carrier varies based on deductibles, plan coverage and cases performed.

MEDICAL SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Patient and Net	2015 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	96.2%	95.0%
Workers compensation	3.4%	4.5%
Medicare	0.4%	0.5%
Total	100.0%	100.0%

MARKETING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Patient and Net	2015 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	100.0%	100.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	100.0%

CONSOLIDATED SEGMENTS
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016 Patient and Net	2015 Patient and Net
Payors	Professional Fee Revenue	Professional Fee Revenue
	by Payor Mix	by Payor Mix

Private insurance and other private pay	96.7%	95.3%
Workers compensation	3.0%	4.2%
Medicare	0.3%	0.5%
Total	100.0%	100.0%

RESULTS OF OPERATIONS AS A PERCENTAGE OF PATIENT AND NET PROFESSIONAL FEES FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six months ended June 30,
	2016	2015

Revenues:	100%	100%

Operating expenses:
Salaries and benefits	22.2%	19.2%
Drugs and supplies	21.4%	16.0%
General and administrative	46.4%	38.7%
Bad debt expense	0.0%	0.2%
Depreciation and amortization	4.0%	1.8%
Facility operating expenses	94.0%	76.0%

Corporate expenses:
Salaries and benefits	2.9%	2.3%
General and administrative	9.2%	14.4%
Legal expenses	2.3%	1.4%
Depreciation	0.1%	0.1%
Total corporate expenses	14.5%	18.2%
Income (loss) from operations	-8.5%	5.8%
Other (income) expense:
Change in fair value of warrant and stock option liabilities	-1.5%	2.0%
Interest expense	1.2%	0.9%
Other (income), net	-2.5%	-1.7%
Total other (income) expense	-2.8%	1.2%
Net (loss) income before income taxes and noncontrolling interests	-5.7%	4.7%
Income tax (benefit) expense	-2.0%	0.7%
Net (loss) income	-3.8%	4.0%

Net income attributable to noncontrolling interests	-3.6%	9.5%
Net income attributable to Nobilis Health Corp.	-0.2%	-5.5%

Revenues

Total revenues for the six months ended June 30, 2016, totaled $113.1 million, an increase of $26.4 million or 30.4%, compared to $86.7 million from the prior corresponding period. Total cases increased 706 or 8.7% versus the prior corresponding period. The Medical Segment revenue increased by $24.0 million to $101.5 million, or 31.0% compared to $77.5 million from the prior corresponding period, while the Marketing Segment accounted for $2.4 million of the increase. New center facilities for the Medical Segment increased $35.8 million or 1339.3% primarily due to the acquisition of three hospital in 2015. Same center facilities for the Medical Segment decreased $11.7 million for the six-month period, primarily attributable to a decline in ASC revenue due to the closing of operations of an ASC in Dallas whose cases were shifted to a Hospital in Dallas that was acquired in 2015 and a shift in cases from an ASC in Houston to a hospital in Houston.

Salaries and Benefits

Operating salaries and benefits for the six months ended June 30, 2016, totaled $25.2 million, an increase of $8.5 million, or 50.9%, compared to $16.7 million from the prior corresponding period. The Medical Segment increased by $8.3 million, or 67.8%, while the Marketing Segment increased $0.2 million period over period. Staffing costs for the Medical Segment at new facilities accounted for $8.9 million of the Medical Segment’s increase, while the remaining $0.6 decrease is attributable to staffing at same center facilities driven by case volumes. Operating salaries and benefits as a percent of revenues increased to 22.2% compared to 19.2% in the prior corresponding period. The increase as a percent of revenue is primarily attributable to the acquisition of three hospitals in 2015. Hospitals require higher staff levels than ASCs as a result of performing more complex and higher acuity cases.

Drugs and Supplies

Drugs and medical supplies expense for the six months ended June 30, 2016, totaled $24.2 million, an increase of $10.3 million or 74.1% compared to $13.9 million from the prior corresponding period. The Medical Segment increased by $10.2 million or 78.9%, while the Marketing Segment increased by $0.2 million period over period. Medical supplies costs for the Medical Segment at new facilities accounted for $10.9 million of the increase, while the remaining $0.7 million decrease was attributable to same center facilities. Drugs and medical supplies as a percent of revenues increased to 21.4% compared to 16.1% from the prior corresponding period. The increase as a percent of revenue is primarily attributable to the acquisition of three hospitals in 2015. Hospitals require higher drugs and supply costs than ASCs as a result of performing more complex and higher acuity cases.

General and Administrative

Operating general and administrative expense for six months ended June 30, 2016, totaled $52.5 million, an increase of $18.9 million, or 56.3%, compared to $33.6 million from the prior corresponding period. The Medical Segment accounted for $17.9 million of the increase, while the Marketing Segment accounted for $1.0 million of the increase. The Medical Segments new facilities contributed to $18.4 million of the increase offset by a same center facilities decrease of $0.7 million. The $17.9 million increase in the Medical Segment is due to an increase in marketing expenses, general infrastructure development, such as rent, telecommunication, travel, and consulting, and an increase in operations associated with same center and new facilities, specifically the acquisition of three hospitals in 2015, at the Medical Segment facilities. For the six months ended June 30, 2016, marketing expenses allocated to the Medical Segment increased by $4.0 million to $15.7 million, compared to $11.7 million for the corresponding period. The increase in marketing expenses is attributable to the continued strategic growth initiatives for expansion including our bariatric, spine, podiatry and gynecological brands. Expenses related to general infrastructure development for same center and new facilities increased by $1.3 million to $ 4.4 million in 2016, compared to $3.1 million in 2015.

Depreciation and Amortization

Depreciation for the six months ended June 30, 2016, totaled $4.5 million, an increase of $2.9 million or 181.3%, compared to $1.6 million the prior corresponding period. This increase is primarily due to an increase in property and equipment from new facilities.

Total Corporate Costs

To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Total corporate costs for the six months ended June 30, 2016, totaled $16.4 million, an increase of $0.7 million or 4.4%, compared to $15.8 million from the prior corresponding period. Corporate salaries and benefits for the six months ended June 30, 2016, totaled $3.3 million, an increase of $1.3 million or 65.0%, compared to $2.0 million from the prior corresponding period. The increase in salaries and benefits is primarily due to the recoupment of indemnified expenses of $0.7 million for the six months ended June 30, 2015, as a result of the confidential agreement with Athas. The additional $0.6 million increase is due to the hiring of additional corporate staff in 2016 related to accounting, finance and information technology. Legal expenses for the six months ended June 30, 2016, totaled $2.6 million, an increase of $1.4 million or 116.7%, compared to $1.2 million from the prior corresponding period. The increase in legal expenses was attributable to mergers and acquisitions and litigation expenses. General and administrative expenses for the six months ended June 30, 2016, totaled $10.4 million, a decrease of $2.1 million or 16.8%, compared to $12.5 million from the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in non-cash compensation expense for the six months ended June 30, 2016, partially offset by an increase in insurance, audit and corporate marketing expense.

Other (Income) Expense

For the six months ended June 30, 2016, the Company recognized $3.1 million of other income comprised of $1.4 million in interest expense and $2.8 million in other income and a change in warrant and stock option derivative liability fair value of $1.7 million compared to $1.0 million of other expense comprised of $0.8 million in interest expense, $1.5 million other income and a change in warrant and option liability fair value of $1.7 million.

Income tax (benefit) expense

The net tax benefit for the six months ended June 30, 2016 was $2.2 million, compared to a tax expense of $0.6 million from the prior corresponding period. The temporary differences attributable to the projected taxable income include goodwill amortization, net operating loss carryforwards-U.S. and other accrued liabilities. Our effective tax rate during the six months ended June 30, 2016 was approximately 34.6%. The Company estimates an annual effective income tax rate of 30.7% for U.S., and none for Canada, based on projected results for the year.

Noncontrolling Interests

Net income attributable to non-controlling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

Balance Sheet

The Company experienced material variances in certain balance sheet accounts as discussed herein.

Trade Accounts Receivable, net

Accounts receivable as of June 30, 2016, totaled $77.6 million, a decrease of $15.0 million or 16.2%, compared to $92.6 million for the year-ended December 31, 2015. The decrease is a result of strong collections for the six months ended June 30, 2016.

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

Cash and cash equivalents at June 30, 2016 and December 31, 2015 were $18.8 million and $15.7 million, respectively.

For the six months ended June 30, 2016, the Company experienced an increase in net cash provided by operating activities of $3.0 million attributable to a decrease in trade accounts receivable due to lower case volume during the period due to seasonality and cash collections on 2015 accounts. The Company experienced a decrease in net cash used for investing activities of $0.5 million attributable to the purchase of property and equipment and an investment in a surgical facility management company. Net cash used for financing activities decreased $24.4 million primarily due to proceeds from a one-time private placement in 2015, that did not reoccur in 2016.

As of June 30, 2016, the Company had consolidated net working capital of $55.8 million compared to $63.7 million as of December 31, 2015. The decrease is primarily due to a net decrease of accounts receivables and accounts payables.

We have a $25.0 million debt financing facility with Healthcare Financial Services, LLC (the successor in interest to General Electric Capital Corporation). Pursuant to the Credit Agreement and ancillary agreements (collectively, the “Loan Agreement”), the term loan bears interest at a rate of 4% plus LIBOR per annum and amortizes over 20 years with required quarterly payments of principal and interest until the loan matures in March 2020. The revolving loan also bears interest at a rate of 4% plus LIBOR per annum and amounts borrowed under the revolver may be repaid and re-borrowed periodically with a maturity of March 2020. The credit facility is collateralized by the accounts receivable and physical equipment of all 100% owned subsidiaries as well as the Company’s ownership interest in all less-than-wholly owned subsidiaries.

We entered into the Sixth Amendment (the “Sixth Amendment”) to Credit Agreement dated as of August 1, 2016 among Northstar Healthcare Acquisitions, L.L.C., HFS and the Credit Parties named therein amending, among other things, added a cap on Investments in Nobilis Health Anesthesia Network, PLLC of $2.0 million; increased the permitted indebtedness of the Company pursuant to that certain Loan Agreement, dated as of July 30, 2015 between PSH and Legacy Texas Bank from $7.0 million to $7.05 million; modified the maximum leverage ratio as of March 31, 2016 to 3.05 to 1.00; and modified the definition of "Subsidiary" to exclude the following entities: Athelite, Dallas Metro, Marsh Lane Surgical Hospital, LLC, Nobilis Health Network, Inc. ("NHN") and the subsidiaries of NHN. As a result, we were in compliance with our covenants under the HFS Term Loan as of June 30, 2016.

In addition, as required by the Sixth Amendment, the Company shall satisfy the following conditions subsequent on or prior to August 22, 2016 (the “Post-Closing Date”), as such date may be extended by HFS in its sole discretion; delivery by the Company, a joinder agreement adding an additional company facility to the credit parties and the termination and delivery of certain UCC financing statements. If the Company fails to satisfy such conditions subsequent by the Post-Closing Date, then the Sixth Amendment and the limited waiver shall automatically and without further action be rendered null and void and the specified events of default shall be reinstated. In addition, the Company shall pay to HFS on the Post-Closing Date, a sum equal to 0.50% of the aggregate amount of the commitments.

On July 30, 2015, the Company secured a $4.5 million term loan from Legacy Texas Bank (the “Legacy Bank Term Loan”). The term loan bears interest at a rate of 4% plus LIBOR per annum (4.47% at June 30, 2016) and requires monthly payments of interest. Monthly payments of principal will commence in August 2016. The Legacy Bank Term Loan matures in July 2020 and is subordinated to the Company’s term loan and revolver with HFS. As of June 30, 2016, the outstanding balance is $4.0 million. On May 18, 2016, the Company secured a $3.0 million revolving line of credit from Legacy Texas Bank (the “Legacy Revolver”). The Legacy Revolver bears interest at a rate of 4% plus LIBOR per annum (4.47% at June 30, 2016) on drawn funds and requires monthly payments of interest. As of June 30, 2016 we were in compliance with our covenants under the Legacy Bank Term Loan and Legacy Revolver.

Critical Accounting Policies

Our critical accounting policies are further described 2015 Annual Report. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2015.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. (“ASU 2016-01”) This update changes how entities account for and measure the fair value of certain equity investments and updates the presentation and disclosure of certain financial assets and liabilities. This new ASU is effective for annual and interim periods beginning on or after December 15, 2017, and for interim periods within those fiscal years, with early adoption permitted. We are evaluating the impact that ASU 2016-01 will have on our consolidated financial position and disclosures.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). This amendment eliminates the requirement to retroactively adopt the equity method of accounting when a previous investment becomes qualified as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2016 with no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). (“ASU 2016-08”) The amendments address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The amendments affect the guidance in ASU 2014-09 which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for our reporting periods beginning after December 15, 2017. We do not expect these amendments to have a material effect on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in ASU 2014-09 regarding assessing whether promises to transfer goods or services are distinct, and whether an entity's promise to grant a license provides a customer with a right to use or right to access the entity's intellectual property. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for our reporting periods beginning after December 15, 2017. We do not expect these amendments to have a material effect on our consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. (“ASU 2016-12”) This Update provides for amendments to ASU 2014-09, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for our reporting periods beginning after December 15, 2017. We do not expect these amendments to have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources other than operating leases disclosed in Note 15 included in Part II, Item 8 —"Financial Statements and Supplementary Data” in our 2015 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following market risk disclosures should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report.

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At June 30, 2016, the following components of our Loan Agreement bears interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $20 million, 5-year term loan; and (ii) a $5 million, 5-year revolving credit facility; and (iii) a $4.5 million, 5-year term loan; and (iv) a $3 million, 1-year revolving credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, consisting of controls and other procedures designed to give reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer (“CEO”) and our chief financial officer (“CFO”), to allow timely decisions regarding such required disclosure.

Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, at the end of the period covered by this report (the “evaluation date”). In conducting its evaluation, management considered the material weaknesses in our disclosure controls and procedures and internal control over financial reporting described in Part II, Item 9A—Controls and Procedures of our 2015 Annual Report. In addition, during the first quarter of 2016, management identified the following material weakness: in connection with our investment in Athelite Holdings LLC, an Equity method investment. We did not have proper controls in place around the review of legal documents and interpretation of accounting treatment of this significant non-routine transaction.

We are currently working to remediate the material weaknesses identified in our 2015 Annual Report and in this Quarterly Report. As of the evaluation date, our CEO and CFO have concluded that we did not maintain disclosure controls and procedures that were effective in providing reasonable assurances that information required to be disclosed in our reports filed under the Securities Exchange act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was not accumulated and communicated to our management to allow timely decisions regarding required disclosures.

In light of these material weaknesses, in preparing our financial statements as of and for the quarters ended June 30, 2016 and 2015, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. GAAP.

Our management has been actively engaged in remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended to address the identified material weaknesses and to enhance our overall control environment:

•	On July 9, 2015, we appointed Mr. Kenneth Klein to serve as the Company’s Chief Financial Officer. Our previous CFO assumed other responsibilities with our accounting and finance organization.
•	On May 9, 2016, we appointed Mr. Marcos Rodriguez to serve as the Company’s Chief Accounting Officer.
•

We strengthened our accounting and financial reporting group with the addition of several new professionals with knowledge, experience and training in the application of U.S. GAAP to our accounting and finance organization. We also engaged third party accountants during the fourth quarter of 2015 who are providing assistance with significant, infrequently occurring transactions.

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

•	We have also invested approximately $320 thousand in hardware and software upgrades.
•	As of January 2016, we implemented a process to review third party service providers’ Service Organization Controls reports.
•

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

•

In February 2016, we created controls to ensure that policies and procedures are followed with respect to application change management in certain of the Company’s proprietary software, which involves multiple levels of approval and periodic change management review.

•

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

Changes in Internal Control Over Financial Reporting

Except as discussed immediately above in the Evaluation of Disclosure Controls and Procedures, there has been no change in our internal control over financial reporting during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See Part I, Item 1—"Financial Statements, Note 20 – Commitments and Contingencies" of this Quarterly Report for an update on ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

10.1*

Sixth Amendment to Credit Agreement, Limited Waiver and Consent dated as of August 1, 2016 among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties named therein and Healthcare Financial Solutions, LLC

10.2*	Purchase Agreement among Northstar Healthcare Acquisitions LLC, Nobilis Health Corp., Arizona Center for Minimally Invasive Surgery, LLC, Arizona Vein & Vascular Center, LLC and L. Philipp Wall, M.D., P.C. dated as of August 1, 2016

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBILIS HEALTH CORP.

Date: August 2, 2016

By:	/s/ Kenneth Klein
Kenneth Klein
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)