Form 10-Q
period 2016-09-30
Nobilis Health Corp.
filed 2016-11-07
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________.
COMMISSION FILE NUMBER: 001-37349
NOBILIS HEALTH CORP.
(Exact name of registrant as specified in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)	98-1188172 (I.R.S. Employer Identification No.)

11700 Katy Freeway, Suite 300, Houston, Texas (Address of principal executive offices)	77079 (Zip Code)
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
76,877,014 common shares as of October 28, 2016.

In this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (“Quarterly Report”), the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp. and all of its subsidiaries.

Part I – Financial Information
Part I – Financial Statements
Nobilis Health Corp.
Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(in thousands, except share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash	$19,614	$15,666
Trade accounts receivable, net of allowance of $2,144 at September 30, 2016 and $5,165 at December 31, 2015	86,170	92,569
Medical supplies	4,321	4,493
Prepaid expenses and other current assets	3,727	2,789
Total current assets	113,832	115,517
Property and equipment, net	34,638	35,303
Intangible assets, net	18,268	19,619
Goodwill	44,833	44,833
Deferred tax asset	27,470	25,035
Other long-term assets	1,942	1,720
Total Assets	$240,983	$242,027
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$19,702	$23,381
Accrued expenses	20,661	16,648
Current portion of capital leases	3,484	5,193
Current portion of long-term debt	1,006	1,243
Current portion of warrant and stock option derivative liabilities	380	332
Other current liabilities	6,802	5,025
Total current liabilities	52,035	51,822
Lines of credit	8,135	3,000
Long-term capital leases, net of current portion	12,711	13,654
Long-term debt, net of current portion	22,826	21,469
Warrant and stock option derivative liabilities, net of current portion	1,537	2,619
Other long-term liabilities	3,523	3,386
Total liabilities	100,767	95,950
Commitments and Contingencies
Contingently redeemable noncontrolling interest	10,567	12,225
Shareholders' Equity:
Common shares, no par value, unlimited shares authorized, 76,855,014 and 73,675,979 shares issued and outstanding, respectively	—	—
Additional paid in capital	218,724	211,827
Accumulated deficit	(88,410)	(85,491)
Total shareholders’ equity attributable to Nobilis Health Corp.	130,314	126,336
Noncontrolling interests	(665)	7,516
Total shareholders' equity	129,649	133,852
Total Liabilities and Shareholders' Equity	$240,983	$242,027
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Patient and net professional fees	$65,666	$46,237	$167,199	$126,661
Contracted marketing revenues	2,604	4,410	10,754	8,059
Factoring revenues	2,413	1,836	5,874	4,481
Total revenues	70,683	52,483	183,827	139,201
Operating expenses:
Salaries and benefits	13,209	10,255	38,377	26,927
Drugs and supplies	15,473	8,405	39,670	22,265
General and administrative	33,195	21,025	85,678	54,625
Bad debt expense	—	929	—	1,129
Depreciation and amortization	1,952	1,522	6,462	3,114
Facility operating expenses	63,829	42,136	170,187	108,060
Corporate expenses:
Salaries and benefits	1,765	1,540	5,077	3,532
General and administrative	4,576	5,192	14,984	17,707
Legal expenses	1,535	521	4,110	1,733
Depreciation	79	43	209	99
Total corporate costs	7,955	7,296	24,380	23,071
(Loss) income from operations	(1,101)	3,051	(10,740)	8,070
Other expense (income) :
Change in fair value of warrant and stock option derivative liabilities	133	(6,381)	(1,566)	(4,677)
Interest expense	744	322	2,115	1,106
Bargain purchase gain	—	(4,358)	—	(4,358)
Other income, net	(198)	(106)	(3,011)	(1,518)
Total other expense (income)	679	(10,523)	(2,462)	(9,447)
(Loss) income before income taxes and noncontrolling interests	(1,780)	13,574	(8,278)	17,517
Income tax expense (benefit)	483	256	(1,766)	862
Net (loss) income	(2,263)	13,318	(6,512)	16,655
Net income (loss) attributable to noncontrolling interests	496	2,375	(3,594)	10,617
Net (loss) income attributable to Nobilis Health Corp.	$(2,759)	$10,943	$(2,918)	$6,038
Net (loss) income per basic common share	$(0.04)	$0.15	$(0.04)	$0.09
Net (loss) income per fully diluted common share	$(0.04)	$0.14	$(0.04)	$0.08
Weighted average shares outstanding (basic)	76,774,967	70,935,587	76,114,538	65,310,610
Weighted average shares outstanding (fully diluted)	76,774,967	77,656,264	76,114,538	75,067,623
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,512)	$16,655
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,671	3,213
Provision for bad debts	—	1,129
Share-based compensation	5,226	12,469
Change in fair value of warrant and stock option derivative liabilities	(1,566)	(4,677)
Recoupment of indemnified expenses	—	(1,700)
Deferred income taxes	(2,435)	—
Gain on bargain purchase of a business	—	(4,358)
Gain on sale of property and equipment	(265)	—
Earnings from equity method investment	(1,000)	—
Amortization of deferred financing fees	112	66
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	6,399	(11,962)
Medical supplies	172	(612)
Prepaid expenses and other current assets	(938)	(2,095)
Other long-term assets	152	(37)
Trade accounts payable and accrued liabilities	334	(4,372)
Other current liabilities	1,777	(900)
Other long-term liabilities	137	19
Distributions from equity method investments	1,079	—
Net cash provided by operating activities	9,343	2,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,388)	(2,533)
Investment in associate	—	(206)
Purchase of equity method investment	(609)	—
Note receivable, net	150	(197)
Acquisition of Victory	—	(1,436)
Acquisition of Peak	—	(849)
Acquisition of Peak, net of cash acquired	—	(1,299)
Deconsolidation of imaging centers and urgent care clinic	—	(166)
Net cash used for investing activities	(4,847)	(6,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(6,245)	(9,015)
Proceeds from exercise of stock options	2,074	521
Proceeds from exercise of stock warrants	130	4,343
Proceeds from private placement	—	28,395
Payments on capital lease obligations	(2,652)	(719)
Proceeds (payments) from line of credit	5,135	(5,420)
Proceeds from debt	6,440	20,000
Payments on debt	(5,026)	(20,124)
Deferred financing fees	(404)	(662)
Net cash (used for) provided by financing activities	(548)	17,319

NET INCREASE IN CASH	3,948	13,525
CASH — Beginning of period	15,666	7,568
CASH — End of period	$19,614	$21,093
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
These consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”) filed with the SEC on March 15, 2016. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
There have been no material changes to the Company’s critical accounting policies or estimates from those disclosed in the 2015 Annual Report.
Recent Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update changes how entities account for and measure the fair value of certain equity investments and updates the presentation and disclosure of certain financial assets and liabilities. This new ASU is effective for annual and interim periods beginning on or after December 15, 2017, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that ASU 2016-01 will have on the Company’s consolidated financial position and disclosures.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The amendments address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The amendments affect the guidance in ASU 2014-09 which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for the Company for reporting periods beginning after December 15, 2017. The Company is currently evaluating the new guidance to determine the method of adoption that it will use and the impact it will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU-2016-09"). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the Consolidated Statement of Cash Flows and accounting for income taxes. Specifically, the ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Operations, introducing a new element of volatility to the provision for income taxes. ASU No. 2016-09 is effective on January 1, 2017, with early adoption permitted. The transition method varies for each of the areas in the ASU. The Company is currently evaluating the impact of adopting this new accounting standard on its results of operations and financial position.
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
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). This Update provides for amendments to ASU 2014-09, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

NOTE 3 – SUPPLEMENTAL CASH FLOWS
The supplemental cash flows information for the nine months ended September 30, 2016 and 2015 are comprised of the following (in thousands):

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,052	$1,129
Cash paid for taxes	$2,279	$633
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash acquisition of property and equipment	$—	$15,345
Non-cash acquisition of goodwill and intangibles	$—	$13,532
Non-cash deconsolidation of property and equipment	$—	$2,828
Non-cash deconsolidation of goodwill	$—	$701
Athas settlement in lieu of contingent shares	$—	$5,685
NOTE 4 – ACQUISITIONS
Scottsdale Liberty Hospital (SLH)
In November 2015, the Company acquired a 60% interest in Freedom Pain Hospital (n/k/a SLH) located in Scottsdale, Arizona. The Company acquired management control of the entity which was formed to own and operate the successor hospital. The transaction was treated as a business combination.

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
There were no acquisitions during the period ended September 30, 2016, thus the consolidated financial statements for the period include full financial results of all consolidated subsidiaries. The following table shows our pro forma results for the nine months ended September 30, 2015 (in thousands, except per share amounts):

September 30, 2015

Revenue	$139,774
Income from operations	$8,225
Net income attributable to noncontrolling interests	$10,360
Net income attributable to common stockholders	$6,282
Net income per basic common share	$0.10

NOTE 5 – TRADE ACCOUNTS RECEIVABLE, NET
A detail of trade accounts receivable, net as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

	September 30, 2016	December 31, 2015
Trade accounts receivable	$84,573	$95,114
Allowance for doubtful accounts	(2,144)	(5,165)
Receivables transferred	(357)	(298)
Receivables purchased	4,098	2,918
Trade accounts receivable, net	$86,170	$92,569
Bad debt expense was zero for the three and nine months ended September 30, 2016 and was $0.9 million and $1.1 million for the three and nine months ended September 30, 2015 respectively.
From time to time, we transfer to third parties certain of our accounts receivable balances on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of September 30, 2016 and December 31, 2015, there remained a balance of $0.4 million and $0.3 million, respectively, in transferred receivables pursuant to the terms of the original agreement. For the three months ended September 30, 2016 and 2015, the Company received advanced payments of $0.1 million and $0.3 million, respectively. During the same time period, the Company transferred $0.8 million and $1.4 million of receivables, net of advancement of payment. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee. For the nine months ended September 30, 2016 and 2015, the Company received advanced payments of $0.6 million and $1.4 million, respectively. During the same time period, the Company transferred $4.9 million and $5.2 million of receivables, respectively. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.
Athas, Peak Neuromonitoring (“Peak”), and Nobilis Surgical Assist (“First Assist”) purchase receivables from physicians, at a discount, on a non-recourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 30 to 45 days after the accounts are billed. These purchased receivables are billed and collected by Athas, Peak, and First Assist and they retain 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables. Gross revenue from purchased receivables was $4.6 million and $3.2 million for the three months ended September 30, 2016 and 2015, respectively. Gross revenue from purchased receivables was $11.2 million and $8.3 million for the nine months ended September 30, 2016 and 2015, respectively. Revenue, net of the discounted purchase price, was $2.4 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively. Revenue, net of the discounted purchase price, was $5.9 million and $4.5 million for the nine months ended September 30, 2016 and 2015, respectively. Accounts receivable for purchased receivables was $4.1 million and $2.9 million for the nine months ended September 30, 2016 and year-ended December 31, 2015, respectively. Revenue from receivables purchased is recorded in the factoring revenue line item within the Consolidated Statements of Operations.
NOTE 6 – INVESTMENTS IN ASSOCIATES
During the first quarter of 2015, The Company completed the deconsolidation of two imaging centers and one urgent care clinic in Houston, which consisted of the following entities: Spring Northwest Management, LLC, Spring Northwest Operating, LLC, Willowbrook Imaging, LLC, GRIP Medical Diagnostics, LLC and KIRPA Holdings, LLC. The Company resigned as the manager of these facilities resulting in loss of control and its rights to exercise significant influence. The Company retained investments in these facilities that are accounted for as cost method investments beginning January 1, 2015. The carrying value as of September 30, 2016 and December 31, 2015 was $0.7 million. The investments are classified as other long-term assets in the Consolidated Balance Sheets.
In March 2016, the Company acquired a 58% interest in Athelite Holdings LLC ("Athelite"), a holding company with a 70% interest in Dallas Metro Surgery Center LLC ("Dallas Metro"), a company formed to provide management services to a Hospital Outpatient Department (“HOPD”). In April 2016, Athelite interest in Dallas Metro was reduced to 62%. The Athelite investment is accounted for as an equity method investment as the Company did not obtain the necessary level of control for the investment to be accounted for as a business combination. This is due to the fact that the Company does not have the ability to directly appoint a majority of the board members of Dallas Metro or independently make strategic operational decisions. The carrying value as of September 30, 2016 was $0.5 million. The investment is classified as other long-term assets in the Consolidated Balance Sheets.

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

The following tables set forth certain information with respect to the Company’s payor concentration. Patient and net professional fee revenues by payor are summarized below for the applicable periods:
MEDICAL SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
Payors	2016	2015	2016	2015

Private insurance and other private pay	96.3%	94.4%	96.2%	94.7%
Workers compensation	3.4%	5.1%	3.4%	4.8%
Medicare	0.3%	0.5%	0.4%	0.5%
Total	100%	100%	100%	100%
MARKETING SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
Payors	2016	2015	2016	2015

Private insurance and other private pay	100.0%	100.0%	100.0%	100.0%
Workers compensation	0.0%	0.0%	0.0%	0.0%
Medicare	0.0%	0.0%	0.0%	0.0%
Total	100%	100%	100%	100%
CONSOLIDATED SEGMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Payors	2016	2015	2016	2015

Private insurance and other private pay	96.8%	95.1%	96.7%	95.2%
Workers compensation	3.0%	4.5%	3.0%	4.3%
Medicare	0.2%	0.4%	0.3%	0.5%
Total	100%	100%	100%	100%
Three facilities represent approximately 75.1% and 83.0% of the Company’s contracted marketing revenue for the three and nine months ended September 30, 2016, and three facilities represent approximately 83.6% of the Company’s contracted marketing accounts receivable as of September 30, 2016.
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

The Company is also exposed to currency risk on purchases made from vendors based in Canada. The Company has Canadian denominated cash (“Cdn”) of $0.2 million and a nominal amount of trade payables at September 30, 2016. The Company had Cdn of $0.3 million and a nominal amount of trade payables at December 31, 2015.
NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following table presents a summary of items comprising accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Accrued expenses:
Accrued salaries and related benefits	$3,941	$5,309
Other	16,720	11,339
Total accrued expenses	$20,661	$16,648
Other current liabilities:
Estimated amounts due to third party payors	$6,348	$3,795
Other	454	1,230
Total other current liabilities	$6,802	$5,025
NOTE 9 – OTHER LONG-TERM LIABILITIES
The Company assumed real property leases as part of certain acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. Of the $3.5 million balance in other long-term liabilities at September 30, 2016, approximately $3.2 million of that balance relates to unfavorable leases. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to December 31, 2015, is $0.1 million for the remainder of 2016, $0.5 million for 2017 and $0.3 million for 2018, 2019, 2020, and $2.2 million thereafter.
NOTE 10 – LINES OF CREDIT
On March 31, 2015, the Company secured a $5.0 million revolving line of credit from Healthcare Financial Services, LLC (f/k/a General Electric Capital Corporation), or “HFS” (the “HFS Revolver”) maturing in March 2020, which was subsequently amended and increased to $11.6 million on August 19, 2016. The HFS Revolver bears interest at a rate of 4% plus LIBOR per annum (effective rate of 5.24% at September 30, 2016) and requires quarterly interest payments. Principal amounts borrowed under the HFS Revolver may be repaid and re-borrowed periodically. The HFS Revolver is collateralized in the same manner as the HFS term loan discussed in Note 11 - Debt. As of September 30, 2016 and December 31, 2015, $8.1 million and $3.0 million, respectively, were outstanding under the HFS Revolver.
The revolving line of credit is subject to certain restrictive covenants in conjunction with the HFS Term Loan, as defined in Note 11 - Debt.
On July 30, 2015, the Company issued a $1.5 million letter of credit to the Landlord of the PSH (“PSH Landlord”) facility in connection with the execution of the hospital facility lease. The PSH Landlord shall have the right to draw upon the letter of credit in an event of default. The letter of credit is secured by the $5.0 million HFS Revolver, which was subsequently amended and increased to $11.6 million on August 19, 2016.
On May 18, 2016, the Company secured a $3.0 million revolving line of credit from Legacy Texas Bank (the “Legacy Revolver”). The Legacy Revolver bears interest at a rate of 4% plus LIBOR per annum on drawn funds and requires monthly payments of interest. Monthly payments of principal commenced in September 2016. As of September 30, 2016, the outstanding balance was zero and the Legacy Revolver was extinguished using the increased borrowing capacity acquired through the Seventh Amendment to Credit Agreement ( the "Seventh Amendment") discussed in Note 11 - Debt.

NOTE 11 – DEBT
On March 31, 2015, the Company secured a $20.0 million term loan from HFS (the “HFS Term Loan”), which was subsequently amended and increased to $25.0 million on August 19, 2016. The HFS Term Loan bears interest at a rate of 4% plus LIBOR per annum (effective rate of 5.24% at September 30, 2016) and requires quarterly payments of principal and interest until it matures in March 2020. The HFS Term Loan provides for a 0.70% LIBOR floor. The HFS Term Loan is collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries.
The HFS Term Loan primarily served to refinance all previously held debt and lines of credit. Debt issuance costs associated with the new credit facility approximated $1.0 million. The issuance costs are a direct deduction from the carrying value of the HFS Term Loan, amortized using the interest method and reported as interest expense on our statement of operations. As of September 30, 2016, the outstanding balance of the HFS Term Loan was $24.7 million.
The Company entered into the Sixth Amendment to Credit Agreement (the "Sixth Amendment"), dated as of August 1, 2016, among Northstar Healthcare Acquisitions, L.L.C. ("NHA"), HFS and the credit parties named therein. The Sixth Amendment among other things, added a cap on Investments in Nobilis Health Anesthesia Network, PLLC of $2.0 million; increased the permitted indebtedness of the Company pursuant to that certain Loan Agreement, dated as of July 30, 2015, between PSH and Legacy Texas Bank from 7.0 to 7.05; modified the maximum leverage ratio as of March 31, 2016, to 3.05 to 1.00; and modified the definition of "Subsidiary" to exclude the following entities: Athelite, Dallas Metro, Marsh Lane Surgical Hospital, LLC, Nobilis Health Network, Inc. ("NHN") and the subsidiaries of NHN.
The Company entered into the Seventh Amendment, dated as of August 19, 2016, among HFS, other credit parties named therein and other financial institutions. The Seventh Amendment, among other things, increased total borrowing capacity to $36.6 million from $30.6 million. The increased borrowing capacity provided under the Seventh Amendment consisted of aggregate term and revolving loan commitments from HFS of $25 million and $11.6 million, respectively.
The Seventh Amendment includes material financial covenants, ratios and tests. The Company must maintain a Consolidated Leverage Ratio of not more than 2.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio of at least 3.00 to 1.00. Capital Lease Obligations allowed under the covenants increased from $3.0 million to $6.1 million and the HFS Term Loan's quarterly amortization payment increased under the Seventh Amendment from $250,000 to $312,500 per quarter.
The Company entered into the Eighth Amendment to Credit Agreement and Limited Waiver (the "Eighth Amendment"), dated as of October 20, 2016, by and among NHA, other credit parties named therein, HFS and other financial institutions. The purpose of the Amendment was to (i) modify the covenant regarding the Company’s holding company status to permit certain business activities thereunder (ii) define a new permitted lien and an applicable basket with regard to a lien filed by a Company vendor and (iii) amend the management fees covenant to permit payment of certain management fees under the Loan Agreement. As a result, the Company was in compliance with its covenants under the HFS Term Loan as of September 30, 2016.
On July 30, 2015, the Company secured a $4.5 million term loan from Legacy Texas Bank (the “Legacy Bank Term Loan”). The term loan bears interest at a rate of 4% plus LIBOR per annum and requires monthly payments of interest. Monthly payments of principal commenced in August 2016. The Legacy Bank Term Loan matures in July 2020 and is subordinated to the Company’s term loan and revolver with HFS. As of September 30, 2016, the outstanding balance was zero and the Legacy Bank Term Loan was extinguished using the increased borrowing capacity acquired through the Seventh Amendment.
Loan origination fees are deferred and the net amount is amortized over the contractual life of the related loans.
Debt at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015

Gross debt	$24,687	$23,275
Less: unamortized loan fees	855	563
Debt, net of unamortized loan fees	23,832	22,712
Less: current portion of term loan, net of unamortized loan fees	1,006	1,243
Long-term debt, net of unamortized loan fees	$22,826	$21,469

NOTE 12 – FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrant and stock option derivative liabilities. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2016 and 2015.
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2015:
Warrant and stock option derivative liabilities	$—	$—	$2,951	$2,951
Total	$—	$—	$2,951	$2,951
September 30, 2016:
Warrant and stock option derivative liabilities	$—	$—	$1,917	$1,917
Total	$—	$—	$1,917	$1,917
In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of warrant and stock option derivative liabilities. The estimated fair values of the warrant and stock option derivative liabilities were measured using the Black-Scholes valuation model (refer to Note 14 - Warrants and options liabilities). Due to the nature of valuation inputs, the valuation of the warrants is considered a Level 3 measurement.
NOTE 13 – SHARE BASED COMPENSATION
Restricted Share Units (“RSUs”)
The Company had no stock compensation expense relative to RSUs for both the three months ended September 30, 2016 and 2015. The Company recorded stock compensation expense relative to RSUs of nil and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively. There were no grants during the three and nine months ended September 30, 2016 and 2015.
During the nine months ended September 30, 2015, two key executives experienced triggering events, as defined in their employee agreements, which accelerated all unrecognized stock compensation expense on their outstanding RSUs. As a result of this acceleration, the Company recognized $4.5 million of stock compensation expense during the nine months ended September 30, 2015.
The Company had no outstanding RSUs at September 30, 2016 and 2015.
Stock Options
The Company granted a total of 350,000 and 2,457,075 stock options during the three and nine months ended September 30, 2016, respectively. Of the options granted during the nine months ended September 30, 2016, 297,075 of those vest immediately and 2,160,000 vest ratably over a three-year period.
The Company granted a total of 3,166,782 stock options during the year ended December 31, 2015. Of the options granted during the year ended December 31, 2015, 451,782 of those vest immediately, 450,000 vest ratably over a one-year period, 1,865,000 vest ratably over a three-year period, and 400,000 cliff vest at the end of a five-year period.

The following table summarizes stock option activity for the nine months ended September 30, 2016 and 2015:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted-Average Remaining Life (years)

Outstanding at January 1, 2015	3,118,218	$1.45	9.80
Granted	2,601,782	$5.50	9.78
Exercised	(447,787)	$1.26	—
Forfeited	(372,213)	$1.11	—
Outstanding at September 30, 2015	4,900,000	$3.65	9.47
Exercisable at
Exercisable at September 30, 2015	1,408,461	$2.54	9.47
Exercisable at
Outstanding at January 1, 2016	5,465,000	$2.97	9.20
Granted	2,457,075	$2.14	9.40
Exercised	(1,083,750)	$1.91	—
Forfeited	(966,800)	$3.01	—
Outstanding at September 30, 2016	5,871,525	$2.77	8.90
Outstanding at
Exercisable at September 30, 2016	2,234,025	$2.32	8.50
The above table includes 650,000 options issued to non-employees, all of which are still outstanding at September 30, 2016. Refer to Note 14 - Warrants and options liabilities for discussion regarding the classification of these options within the Consolidated Balance Sheet.
The total intrinsic value of stock options exercised was $1.3 million and $2.9 million during the nine months ended September 30, 2016 and 2015, respectively. The total intrinsic value for all in-the-money vested outstanding stock options at September 30, 2016 was $1.8 million. Assuming all stock options outstanding at September 30, 2016 were vested, the total intrinsic value of in-the-money outstanding stock options would have been $4.2 million at September 30, 2016.
The Company recorded total stock compensation expense relative to employee stock options of $1.6 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $5.0 million and $4.3 million for the nine months ended September 30, 2016 and 2015, respectively.
The fair values of the employee stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the nine months ended September 30, 2016 and 2015.

Nine Months Ended September 30,
	2016	2015

Expected price volatility	114% - 117%	113% - 122%
Risk free interest rate	1.03% - 1.53%	1.34% - 1.87%
Expected annual dividend yield	0%	0%
Expected option term (years)	5 - 6	5 - 6
Expected forfeiture rate	0.5% - 11.6%	1.3% - 8.8%
Grant date fair value per share	$1.73 - $2.41	$2.97 - $6.31
Grant date exercise price per share	$1.99 - $2.82	$2.53 - $6.10
For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.

NOTE 14 – WARRANTS AND OPTIONS LIABILITIES
Warrants and Options Issued in Private Placements
The Company issued warrants and compensatory options in connection with private placements completed in December 2013, September 2014 and May 2015. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S. dollars. Hence, these warrants and options are classified as liabilities under the caption “Warrants and Options Derivative Liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant and stock option derivative liabilities”.
The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date following using the Black Scholes pricing model with the following inputs:

	Nine Months Ended September 30,
	2016	2015

Risk free interest rate	0.26% - 0.59%	0.11% - 0.64%
Expected life in years	0.25 - 1.15	0.25 - 2.0
Expected volatility	76% - 112%	71% - 89%
Expected dividend yield	0%	0%
The changes in fair value of the warrants and options (excluding non-employees) liability during the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	2016	2015

Balance at beginning of year	$2,109	$6,657
Issuance of warrants and options	—	12,797
Transferred to equity upon exercise	—	(8,882)
Change in fair value recorded in earnings	(1,729)	(4,742)
Balance as of September 30, 2016 and 2015	$380	$5,830
The following warrants and options were outstanding at September 30, 2016:

	Exercise price in Cdn$	Number of warrants and options	Remaining contractual life (years)

2015 Warrants	$11.50	3,923,834	0.90
2015 Options	$9.00	392,383	0.90
Outstanding and Exercisable as of September 30, 2016		4,316,217
As of September 30, 2016, there were no warrants or options outstanding from the 2014 issuances.
Options Issued to Non-Employees
As discussed in Note 13 - Share based compensation, in 2014 the Company issued options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At September 30, 2016, there were 650,000 options outstanding to these non-employees.
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

The estimated values of the option awards are determined using the Black Scholes pricing model with the following inputs:

	Nine Months Ended September 30,
	2016	2015

Risk free interest rate	1.01% - 1.14%	1.37% - 1.56%
Expected life in years	4 - 5	5 - 6
Expected volatility	103% - 114%	113% - 115%
Expected dividend yield	0%	0%
For the three month periods ended September 30, 2016 and 2015, the Company recorded expense for non-employee stock options of $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded expense for non-employee stock options of $0.2 million and $2.8 million, respectively.
The changes in fair value of the liability related to vested yet un-exercised options issued to non-employees during the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	2016	2015
Balance at beginning of year	$841	$—
Vested during the period	533	1,531
Change in fair value recorded in earnings	163	65
Balance as of September 30, 2016 and 2015	$1,537	$1,596
Options issued to non-employees are reclassified from equity to liabilities on the performance completion date. Under U.S. GAAP, such options may not be considered indexed to our stock because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and stock option liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant and stock option liabilities”. At September 30, 2016, there were 0.6 million unexercised non-employee options requiring liability classification.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Basic:
Net (loss) income attributable to Nobilis Health Corp.	$(2,759)	$10,943	$(2,918)	$6,038
Weighted average common shares outstanding	76,774,967	70,935,587	76,114,538	65,310,610
Net (loss) income per common share	$(0.04)	$0.15	$(0.04)	$0.09

Diluted:
Net (loss) income attributable to Nobilis Health Corp.	$(2,759)	$10,943	$(2,918)	$6,038
Weighted average common shares outstanding	76,774,967	70,935,587	76,114,538	65,310,610
Dilutive effect of stock options, warrants, RSUs	—	6,720,676	—	6,720,676
Athas share consideration	—	—	—	3,036,337
Weighted average common shares outstanding assuming dilution	76,774,967	77,656,263	76,114,538	75,067,623
Net (loss) income per fully diluted share	$(0.04)	$0.14	$(0.04)	$0.08

NOTE 16 – NONCONTROLLING INTERESTS
Noncontrolling interests at September 30, 2016 and December 31, 2015 represent an 8.1% interest in The Palladium for Surgery - Houston, Ltd, 75% interest in the Medical Ambulatory Suites, L.P., 65% interest in Microsurgery Institute, LLC., 2.3% interest in Houston Microsurgery Institute, LLC., 50% in Northstar Healthcare Dallas Management, LLC., 65% in NHC ASC – Dallas, LLC., 49% in First Nobilis, LLC., 40% in First Nobilis Hospital Management, LLC., 45% in Hermann Drive Surgical Hospital, LP., and 40% in Perimeter Road Surgical Hospital, LLC.
Agreements with the third party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of September 30, 2016 and December 31, 2015. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s Consolidated Balance Sheets as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests are as follows (in thousands):

	NHC - ASC Dallas	First Nobilis	Total

Balance at January 1, 2015	$6,654	$6,213	$12,867
Distributions	(3,892)	(7,617)	(11,509)
Net income attributable to noncontrolling interests	631	10,236	10,867
Total contingently redeemable noncontrolling interests at December 31, 2015	$3,393	$8,832	$12,225

Balance at January 1, 2016	$3,393	$8,832	$12,225
Distributions	(2,929)	(600)	(3,529)
Net (loss) income attributable to noncontrolling interests	(210)	2,081	1,871
Total contingently redeemable noncontrolling interests at September 30, 2016	$254	$10,313	$10,567
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

The following table summarizes the carrying amount of the assets and liabilities of our material VIE’s included in the Company’s Consolidated Balance Sheets (after elimination of intercompany transactions and balances) (in thousands):

	September 30, 2016	December 31, 2015

Total cash and short term investments	$1,071	$191
Total accounts receivable	8,638	8,660
Total other current assets	1,768	1,582
Total property and equipment	17,547	5,227
Total other assets	165	144
Total assets	$29,189	$15,804

Total accounts payable	$3,847	$2,286
Total other liabilities	5,924	7,059
Total accrued liabilities	4,242	2,664
Long term - capital lease	11,543	780
Noncontrolling interest	(8,547)	(1,488)
Total liabilities	$17,009	$11,301

NOTE 17 – INCOME TAXES
The Company is a corporation subject to federal income tax at a statutory rate of 35% of pretax earnings. The Company estimates an annual effective income tax rate of 32.5% for U.S. and none for Canada based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. The following items caused the third quarter effective income tax rate to be significantly different from the statutory rate:

•
Canada is excluded from the worldwide annual effective tax rate calculation because Canada has losses but does not expect to realize them, which reduces the third quarter effective tax rate by approximately 3.8% for the nine months ended September 30, 2016.

•
All of the Partnership’s earnings are included in the Company’s net income; however, the Company is not required to record income tax expense or benefit with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, which reduces the third quarter effective tax rate by approximately 4.5% for the nine months ended September 30, 2016.

•
The Company adjusted the prior year tax provision. The adjustment to the existing deferred tax assets and liabilities decreases the third quarter effective tax rate by approximately 1.6% for the nine months ended September 30, 2016.

•
The third quarter effective tax rate includes a discrete item for the stock compensation shortfall, which reduces the effective tax rate by approximately 3.8% for the nine months ended September 30, 2016.

•
The net tax for the three and nine months ended September 30, 2016 was $0.5 million expense and $1.7 million benefit, respectively, resulting in an effective tax rate of approximately -29.3% and 21.1% respectively. The net tax includes $0.3 million and $0.8 million of state tax expense, respectively. The Company did not recognize any federal or foreign tax expense or benefit for the three and nine months ended September 30, 2015 as the Company had a full valuation allowance against deferred tax assets at that time. The state tax expense for the three and nine months ended September 30, 2015 was $0.3 million and $0.9 million, respectively.

On April 22, 2016, the Company received notification from the Internal Revenue Service to examine our December 31, 2014 and 2013 Federal income tax return. Based on management tax analysis, the Company did not have any uncertain tax positions as of September 30, 2016.

NOTE 18 – BUSINESS SEGMENT INFORMATION
A summary of the business segment information for the three months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three months ended September 30, 2016
	Medical Services	Marketing	Corporate	Total

Revenues	$65,419	$5,264	$—	$70,683
Operating expenses	60,871	2,958	—	63,829
Corporate costs	—	—	7,955	7,955
Income (loss) from operations	4,548	2,306	(7,955)	(1,101)
Change in fair value of warrant and option liabilities	—	—	133	133
Interest expense	329	1	414	744
Other (income) expense	(199)	(57)	58	(198)
Income (loss) before income taxes	$4,418	$2,362	$(8,560)	$(1,780)

Other data:
Depreciation and amortization expense	$1,564	$388	$79	$2,031
Income tax expense	$205	$78	$200	$483
Capital expenditures	$1,289	$—	$72	$1,361

	Three months ended September 30, 2015
	Medical Services	Marketing	Corporate	Total

Revenues	$46,150	$6,333	$—	$52,483
Operating expenses	36,466	5,670	—	42,136
Corporate costs	—	—	7,296	7,296
Income (loss) from operations	9,684	663	(7,296)	3,051
Change in fair value of warrant and option liabilities	—	—	(6,381)	(6,381)
Interest expense (income)	169	(15)	168	322
Bargain purchase	(4,358)	—	—	(4,358)
Other expense (income)	1,583	(205)	(1,484)	(106)
Income before income taxes	$12,290	$883	$401	$13,574

Other data:
Depreciation and amortization expense	$1,178	$344	$43	$1,565
Income tax expense	$176	$80	$—	$256
Capital expenditures	$1,041	$—	$—	$1,041
Non-cash acquisition of property	$10,485	$—	$—	$10,485
Non-cash acquisition of intangibles and goodwill	$1,534	$—	$—	$1,534

A summary of the business segment information for the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Nine months ended September 30, 2016
	Medical Services	Marketing	Corporate	Total

Revenues	$166,922	$16,905	$—	$183,827
Operating expenses	158,471	11,716	—	170,187
Corporate costs	—	—	24,380	24,380
Income (loss) from operations	8,451	5,189	(24,380)	(10,740)
Change in fair value of warrant and option liabilities	—	—	(1,566)	(1,566)
Interest expense	1,074	4	1,037	2,115
Other income	(1,682)	(305)	(1,024)	(3,011)
Income (loss) before income taxes	$9,059	$5,490	$(22,827)	$(8,278)

Other data:
Depreciation and amortization expense	$5,026	$1,436	$209	$6,671
Income tax expense (benefit)	$662	$149	$(2,577)	$(1,766)
Capital expenditures	$4,000	$—	$388	$4,388
Intangible assets	$5,246	$13,022	$—	$18,268
Goodwill	$25,822	$19,011	$—	$44,833
Total assets	$175,279	$44,413	$21,291	$240,983
Total liabilities	$55,602	$6,928	$38,237	$100,767

	Nine months ended September 30, 2015
	Medical Services	Marketing	Corporate	Total

Revenues	$123,638	$15,563	$—	$139,201
Operating expenses	94,589	13,471	—	108,060
Corporate costs	—	—	23,071	23,071
Income (loss) from operations	29,049	2,092	(23,071)	8,070
Change in fair value of warrant and option liabilities	—	—	(4,677)	(4,677)
Interest expense	169	65	872	1,106
Bargain purchase	(4,358)	—	—	(4,358)
Other expense (income)	1,383	(446)	(2,455)	(1,518)
Income (loss) before income taxes	$31,855	$2,473	$(16,811)	$17,517

Other data:
Depreciation and amortization expense	$2,079	$1,035	$99	$3,213
Income tax expense	$703	$159	$—	$862
Capital expenditures	$2,406	$127	$—	$2,533
Intangible assets	$5,734	$14,172	$—	$19,906
Goodwill	$14,163	$19,011	$—	$33,174
Non-cash acquisition of property	$15,345	$—	$—	$15,345
Non-cash acquisition of intangibles and goodwill	$13,532	$—	$—	$13,532
Total assets	$103,836	$43,528	$18,158	$165,522
Total liabilities	$38,360	$3,909	$22,831	$65,100

NOTE 19 – RELATED PARTY TRANSACTIONS
The minority interest holder of First Nobilis Hospital, a fully consolidated entity, is also a partial owner of First Street Hospital, L.P. and First Street Surgical Center, L.P., both of which have an ongoing business relationship with the Company. At September 30, 2016, the Company has a net amount due from these related parties of $1.4 million. In addition, the Company leases certain medical equipment and facility space from these related parties. Equipment lease costs of approximately $0.5 million and $0.6 million were incurred during the quarter ended September 30, 2016 and 2015, respectively. Facility lease costs of approximately $0.4 million were incurred during both the three months ended September 30, 2016 and 2015. Equipment lease costs of approximately $1.6 million and $1.7 million were incurred during the nine months ended September 30, 2016 and 2015, respectively. Facility lease costs of approximately $1.3 million were incurred during both the nine months ended September 30, 2016 and 2015, respectively.
In March 2016, the Company acquired an interest in Athelite, a holding company which owns an interest in Dallas Metro, a company formed to provide management services to an HOPD. The Athelite investment is accounted for as an equity method investment (refer to Note 6 - Investments in associates). At September 30, 2016, the Company had $3.6 million in accounts receivable from the HOPD and $0.9 million in accounts receivable from Dallas Metro. The Company also rents, on a monthly basis, certain medical equipment to Dallas Metro and subleases operation facility to Benton Transitional.
Physician Related Party Transactions
Nobilis maintains certain medical directorship, consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities. Material related party arrangements of this nature are described below:

•
In October 2014 the Company entered into a marketing services agreement with an entity controlled by a physician equity owner. In June 2015, the Company expanded the relationship with this physician equity owner to include consulting, medical supplies, medical directorship and on-call agreements. The Company incurred expenses of $2.5 million and $2.5 million as of September 30, 2016 and 2015, respectively. The Company has incurred expenses of $1.9 million and $0.2 million in fees owed pursuant to the service agreements as of September 30, 2016 and 2015, respectively.

•
In July 2014, the Company entered into a marketing services agreement with a physician equity owner and an entity owned by that physician equity owner’s brother. The Company incurred expenses of $1.0 million and $0.3 million as of September 30, 2016 and 2015, respectively.

•
In September 2013, the Company entered into a book deal with a physician equity owner. In March 2015, the Company entered into a marketing agreement with that physician equity owner and a marketing services company owned by the physician equity owner’s father. The Company incurred expenses of $3.9 million and $2.4 million as of September 30, 2016 and 2015, respectively.

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Litigation
In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially impact the financial position, results of operations or liquidity of the Company.
Shareholder Lawsuits
After the Company announced it would be restating its 2014 annual financial statements and 2015 first and second quarter interim financial statements, one complaint, Schott v. Nobilis Health Corp. et al, was filed in the United States District Court for the Southern District of Texas against the Company, our former chief executive officer and our current chief financial officer. The complaint sought class action status on behalf of our shareholders and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of the restatement. The defendants vigorously defended against these claims and filed motions to dismiss the consolidated complaint for failure to plead particularized facts supporting a strong inference of scienter on the part of the individual defendants.On June 1, 2016 the court heard oral arguments on the Company’s pending motion to dismiss which the court later granted on September 29, 2016. The court ultimately dismissed the case with prejudice on October 24, 2016.
In addition, a statement of claim (complaint), Vince Capelli v Nobilis Health Corp. et. al, was filed on January 8, 2016 in the Ontario Superior Court of Justice under court file number CV-16-544173 naming Nobilis Health Corp., certain current and former officers and the Company’s former auditors as defendants. The statement of claim seeks to advance claims on behalf of the plaintiff and on behalf of a class comprised of certain of our shareholders related to, among other things, alleged certain violations of the Ontario Securities Act and seeks damages in the amount of C$80 million plus interest. The defendants intend to vigorously defend against these claims. At this time the Company believes the likelihood of loss, if any, is remote.

NOTE 21 – SUBSEQUENT EVENTS
The Company entered into the Eighth Amendment on October 20, 2016, by and among NHA, other credit parties named therein, HFS and other financial institutions. The purpose of the Amendment was to (i) modify the covenant regarding the Company’s holding company status to permit certain business activities thereunder (ii) define a new permitted lien and an applicable basket with regard to a lien filed by a Company vendor and (iii) amend the management fees covenant to permit payment of certain management fees under the Loan Agreement. As a result, the Company was in compliance with its covenants under the HFS Term Loan as of September 30, 2016.
On October 28, 2016, the Company entered into an $82.5 million credit agreement (the “Compass Bank Loans”) with Compass Bank.  The credit agreement includes a $52.5 million term loan and a $30.0 million revolving credit facility.  The proceeds will be used to refinance all previously held debt and lines of credit and for the acquisition of Arizona Vein and Vascular Centers.  As of September 30, 2016, the outstanding balance of the HFS Term Loan and Revolver was $24.7 million and $8.1 million, respectively.  The Compass Bank loans are collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries.  The Compass Bank Loans require the Company to maintain a consolidated leverage ratio of 2.75 to 1.00 through September 30, 2018, 2.50 to 1.00 for December 31, 2018 to September 30, 2019, 2.25 to 1.00 for December 31, 2019 to September 30, 2020 and 2.00 to 1.00 through December 31, 2020; and a consolidated fixed charge coverage ratio of 2.00 to 1.00.

The Compass Bank Loans bear interest from the closing date to the first business day immediately following the date on which Compass Bank receives a compliance certificate from the Company for the fiscal quarter ending March 31, 2017; 2.75% per annum for base rate loans, 3.75% per annum for Eurodollar Rate Loans, 3.75% for line of credit fees, and 0.500% per annum for the commitment fee.  Thereafter, the Compass Bank Loans bear interest based on the Company’s consolidated leverage ratio as follows:  (i) Less than 1.00 to 1.00; base rate margin 2.00%, LIBOR margin 3.00%, commitment fee rate 0.375%, (ii) Less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00; base rate margin 2.25%, LIBOR margin 3.25%, commitment fee rate 0.375%, (iii) Less than 2.50 to 1.00 but greater than or equal to 1.75 to 1.00; base rate margin 2.50%, LIBOR margin 3.50%, commitment fee rate 0.450%, (iv) Greater than or equal to 2.50 to 1.00; base rate margin 2.75%, LIBOR margin 3.75%, commitment fee rate 0.500%.

The Compass Bank term loan requires quarterly payments of Principal as follows: (i) March 31, 2017 to December 31, 2018 of $0.7 million, (ii) March 31, 2019 to December 31, 2020 of $1.3 million, (iii) March 31, 2021 to September 30, 2021 of $2.0 million, (iv) October 28, 2021, the remaining principal balance of the term.   The Compass Bank Loans mature on October 28, 2021.

In connection with the funding of the Compass Bank Loans, the Company also completed the acquisition of the operating assets of Arizona Center for Minimally Invasive Surgery, LLC, an Arizona limited liability company (“ACMIS”), L. Philipp Wall, M.D., P.C., an Arizona professional corporation (“PC”), Arizona Vein & Vascular Center, LLC, an Arizona limited liability company and wholly owned subsidiary of PC, (“AVVC” and with ACMIS and PC, each a “Seller” and collectively “Sellers”), and L. Philipp Wall (“Owner”). The Company, Northstar Healthcare Acquisitions, L.L.C. ("Buyer"), Sellers and Owner entered into an amended and restated purchase agreement (the “Amended and Restated Purchase Agreement”) dated as of October 28, 2016.

Buyer received substantially all of the operating assets of Sellers in exchange for an aggregate purchase price of approximately $22.0 million, consisting of $17.0 million in cash (subject to a holdback described below), $2.5 million of NHC’s common shares, and $2.50 million the form of a convertible promissory note (“Convertible Promissory Note”) between Buyer and ACMIS.

In addition, the Sellers may receive an additional earnout payment based on the growth in trailing twelve month EBITDA of the new vascular division on the twelve-month anniversary of closing (as compared to the trailing twelve month EBITDA for the twelve months prior to closing). The earnout payment shall be equal to fifty percent (50%) of such growth.

As part of the Amended and Restated Purchase Agreement, $1.05 million of the cash purchase price was held back and is subject to the Amended and Restated Purchase Agreement’s indemnification provisions. On the twelve-month anniversary of closing, fifty percent (50%) of the amount held back, less any amounts paid as, or claimed as, indemnification, will be paid to the Owner. The remaining amounts held back, less any amounts paid as, or claimed as, indemnification, will be paid to the Owner on the twenty-four-month anniversary of closing.

The common shares issued to Owner at closing were issued at a price per share based on the NYSE MKT closing price of NHC’s common shares on the day prior to closing. The common shares are restricted under Rule 144 of the Securities Act of 1933, as amended, and are subject to additional contractual lock-up provisions, which lift in one-quarter increments on the twelve-month, fifteen-month, eighteen-month and twenty-first month anniversaries of closing.

On October 31, 2016, the Company increased its ownership interest in SLH from 60% to 75%.  Pursuant to a subscription agreement, the Company was the only member to participate in the capital raise and acquired an additional 60 Class C Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements
This Quarterly Report and the documents that are incorporated herein by reference contain certain forward-looking statements within the meaning of Canadian and United States securities laws, including the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words including, but not limited to the following: “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “continue” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements are based on the Company's current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to the following:

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
This Quarterly Report should be read completely and with the understanding that actual future results may be materially different from what we may expect. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, when evaluating the information presented in this Quarterly Report or other disclosures because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.
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

Executive Overview
Our operations consist of two reportable business segments, the Medical Segment and the Marketing Segment, each of which is described in more detail in the following paragraphs. Our Medical Segment owns and/or manages outpatient surgery centers and surgical hospitals. It focuses on improving patient outcomes by providing minimally invasive procedures that can be performed in low-cost, outpatient settings. Our business also utilizes innovative direct-to-patient marketing and proprietary technologies to drive patient engagement and education. Our Marketing Segment provides these services to the facilities that comprise our Medical Segment; we also provide these services to third parties as a stand-alone business line, which is a separate reportable business segment.
Medical Segment
Our Medical Segment broadly includes our ownership and operation of healthcare facilities (the “Nobilis Facilities”) (which include outpatient surgery centers and hospitals) and ancillary service providers (“Nobilis Ancillary Service Lines”).
There are nine Nobilis Facilities, consisting of four hospitals (three in Texas and one in Arizona) and five ambulatory surgery centers (three in Houston, Texas, one in Dallas, Texas and one in Scottsdale, Arizona). We earn revenue in our Medical Segment from the “facility fees” or “technical fees” from third party payors or patients for the services rendered at the Nobilis Facilities. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients. These clinical specialties include orthopedic surgery, podiatric surgery, ear nose and throat (“ENT”) surgery, pain management, gastro-intestinal surgery, gynecology and general surgery. The Nobilis ASCs do not offer the full range of services typically found in traditional hospitals, allowing the Nobilis ASCs to operate with lower operating expenses. The Nobilis Hospitals do offer the services typically found in traditional hospitals and, as a result, have ability to take on more complex cases and cases that may require an overnight stay.
There are three Nobilis Ancillary Service Lines: intraoperative monitoring, surgical assist and anesthesia. Peak Neuromonitoring, a wholly owned subsidiary, oversees our intraoperative monitoring service line, and Nobilis Surgical Assist oversees our surgical assist service line. There are several small subsidiaries through which we provide anesthesia services. In the third quarter of 2016, we added laboratory services.
Marketing Segment
Our Marketing Segment provides marketing services, patient education services and patient care coordination management services to the Nobilis Facilities, to third party facilities in states where we currently do not operate, and to physicians. We market several minimally-invasive medical procedures and brands, which include the following:

•	North American Spine: promotion of minimally invasive spine procedures (pain management musculoskeletal, musculoskeletal and spine);

•	Migraine Treatment Centers of America: promotion of procedures related to chronic migraine pain (interventional headache procedure);

•	NueStep: promotion of surgical procedures designed to treat pain in the foot, ankle and leg (podiatry);

•	Evolve-The Experts in Weight Loss Surgery: promotion of surgical weight loss procedures (bariatrics);

•	Minimally Invasive Reproductive Surgery Institute (“MIRI”): promotion of women’s health related procedures; and

•	Onward Orthopedics: promotion of general orthopedics, sports medicine related to orthopedics (orthopedics and pain management interventions);

•	Clarity Vein and Vascular: promotion of cosmetic and medical vein and vascular treatments.
Our Marketing Segment does not directly provide medical services to patients; rather, we identify candidates for our branded procedures, educate these potential patients about the relevant procedure and direct those patients to affiliated physicians who diagnose and treat those patients at affiliated facilities. Through our Marketing Segment, we have contractual relationships with facilities and physicians in several states.
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
Recent Developments
Compass Bank Loans

On October 28, 2016, the Company entered into a $82.5 million credit agreement (the “Compass Bank Loans”) with Compass Bank.  The credit agreement includes a $52.5 million term loan and a $30.0 million revolving credit facility.  The proceeds will be used to refinance all previously held debt and lines of credit and for the acquisition of Arizona Vein and Vascular Centers.  As of September 30, 2016, the outstanding balance of the HFS Term Loan and Revolver was $24.7 million and $8.1 million, respectively.  The Compass Bank loans are collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries.  The Compass Bank Loans require the Company to maintain a consolidated leverage ratio of 2.75 to 1.00 through September 30, 2018, 2.50 to 1.00 for December 31, 2018 to September 30, 2019, 2.25 to 1.00 for December 31, 2019 to September 30, 2020 and 2.00 to 1.00 through December 31, 2020; and a consolidated fixed charge coverage ratio of 2.00 to 1.00.

The Compass Bank Loans bear interest from the closing date to the first business day immediately following the date on which Compass Bank receives a compliance certificate from the Company for the fiscal quarter ending March 31, 2017; 2.75% per annum for base rate loans, 3.75% per annum for Eurodollar Rate Loans, 3.75% for line of credit fees, and 0.500% per annum for the commitment fee.  Thereafter, the Compass Bank Loans bear interest based on the Company’s consolidated leverage ratio as follows:  (i) Less than 1.00 to 1.00; base rate margin 2.00%, LIBOR margin 3.00%, commitment fee rate 0.375%, (ii) Less than 1.75 to 1.00 but greater than or equal to 1.00 to 1.00; base rate margin 2.25%, LIBOR margin 3.25%, commitment fee rate 0.375%, (iii) Less than 2.50 to 1.00 but greater than or equal to 1.75 to 1.00; base rate margin 2.50%, LIBOR margin 3.50%, commitment fee rate 0.450%, (iv) Greater than or equal to 2.50 to 1.00; base rate margin 2.75%, LIBOR margin 3.75%, commitment fee rate 0.500%.

The Compass Bank term loan requires quarterly payments of Principal as follows: (i) March 31, 2017 to December 31, 2018 of $0.7 million, (ii) March 31, 2019 to December 31, 2020 of $1.3 million, (iii) March 31, 2021 to September 30, 2021 of $2.0 million, (iv) October 28, 2016, the remaining principal balance of the term.   The Compass Bank Loans mature on October 28, 2021.

Acquisition of Arizona Vein and Vascular

In connection with the funding of the Compass Bank Loans, the Company also completed the acquisition of the operating assets of Arizona Center for Minimally Invasive Surgery, LLC, an Arizona limited liability company (“ACMIS”), L. Philipp Wall, M.D., P.C., an Arizona professional corporation (“PC”), Arizona Vein & Vascular Center, LLC, an Arizona limited liability company and wholly owned subsidiary of PC, (“AVVC” and with ACMIS and PC, each a “Seller” and collectively “Sellers”), and L. Philipp Wall (“Owner”). The Company, Northstar Healthcare Acquisitions, L.L.C. ("Buyer"), Sellers and Owner entered into an amended and restated purchase agreement (the “Amended and Restated Purchase Agreement”) dated as of October 28, 2016.

Buyer received substantially all of the operating assets of Sellers in exchange for an aggregate purchase price of approximately $22 million, consisting of $17 million in cash (subject to a holdback described below), $2.5 million of the Company's common shares, and $2.5 million the form of a convertible promissory note (“Convertible Promissory Note”) between Buyer and ACMIS.

In addition, the Sellers may receive an additional earnout payment based on the growth in trailing twelve month EBITDA of the new vascular division on the twelve-month anniversary of closing (as compared to the trailing twelve month EBITDA for the twelve months prior to closing). The earnout payment shall be equal to fifty percent (50%) of such growth.

As part of the Amended and Restated Purchase Agreement, $1.05 million of the cash purchase price was held back and is subject to the Amended and Restated Purchase Agreement’s indemnification provisions. On the twelve-month anniversary of closing, fifty percent (50%) of the amount held back, less any amounts paid as, or claimed as, indemnification, will be paid to the Owner. The remaining amounts held back, less any amounts paid as, or claimed as, indemnification, will be paid to the Owner on the twenty-four-month anniversary of closing.

The common shares issued to Owner at closing were issued at a price per share based on the NYSE MKT closing price of our common shares on the day prior to closing. The common shares are restricted under Rule 144 of the Securities Act of 1933, as amended, and are subject to additional contractual lock-up provisions, which lift in one-quarter increments on the twelve-month, fifteen-month, eighteen-month and twenty-first month anniversaries of closing.
See Part I, Item 1-“Financial Statements, Note 21 - Subsequent events” of this Quarterly Report for more information on the Compass Bank Loans and the Transaction.
We recently partnered with a group purchasing organization (GPO) who maintains over $28.5 billion purchasing power and provides us access to the highest quality of products and industry leading contract pricing from suppliers.  The GPO will partner with us to drive best operating and clinical practices, and accelerate cost savings across the Nobilis Facilities. The agreement contemplates immediate contract value from the GPO's committed portfolio as well as access to clinical and sourcing experts that will be closely integrated with the our service lines, operations and supply chain leadership.
Seasonality of the Business
The surgical segment of the healthcare industry tends to be impacted by seasonality because most benefit plans reset on a calendar year basis. As patients utilize and reduce their remaining deductible, surgical ASCs and hospitals typically experience an increase in volume throughout the year, with the biggest impact coming in the fourth quarter. Historically, approximately 35% - 40% of our annual revenues have been recognized in the fourth quarter.
Operating Environment
The Medical Segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Segment are from reimbursement to the Nobilis Hospitals and Nobilis ASCs as “out-of-network” providers. This means the Nobilis Facilities are not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. The reimbursement to in-network providers, however, is typically far less than that paid to out of network providers. To a far lesser degree, the Nobilis Facilities earn fees from governmental payor programs such as Medicare. For the three and nine months ended September 30, 2016 and 2015, we derived approximately 0.2% and 0.3% for the respective periods 2016, and 0.4% and 0.5% for 2015 of our Medical Segment’s net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payers and patient co-pays, coinsurance, and deductibles.
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

•	the professional fee, which is separately earned, billed and collected by the physician performing the procedure, separate and apart from the fees charged by the Nobilis Facilities; and

•	the anesthesiology fee, which is separately earned, billed and collected by the anesthesia provider, separate and apart from the fees charged by the Nobilis Facilities and the physicians.
Overall facility revenue depends on procedure volume, case mix and payment rates of the respective payors.

Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015
Revenues:
Patient and net professional fees	$65,666	$46,237
Contracted marketing revenues	2,604	4,410
Factoring revenues	2,413	1,836
Total revenues	70,683	52,483
Operating expenses:
Salaries and benefits	13,209	10,255
Drugs and supplies	15,473	8,405
General and administrative	33,195	21,025
Bad debt expense	—	929
Depreciation and amortization	1,952	1,522
Facility operating expenses	63,829	42,136
Corporate expenses:
Salaries and benefits	1,765	1,540
General and administrative	4,576	5,192
Legal expenses	1,535	521
Depreciation	79	43
Total corporate costs	7,955	7,296
(Loss) income from operations	(1,101)	3,051
Other expense (income) :
Change in fair value of warrant and stock option derivative liabilities	133	(6,381)
Interest expense	744	322
Bargain purchase gain	—	(4,358)
Other income, net	(198)	(106)
Total other expense (income)	679	(10,523)
(Loss) income before income taxes and noncontrolling interests	(1,780)	13,574
Income tax expense	483	256
Net (loss) income	$(2,263)	$13,318
Revenues
Total revenues for the three months ended September 30, 2016, totaled $70.7 million, an increase of $18.2 million or 34.7%, compared to $52.5 million in the prior corresponding period. Total cases increased 679 or 15.4% versus the prior corresponding period. Medical Segment revenues increased by $19.2 million to $65.4 million, or 41.7% compared to $46.2 million from the prior corresponding period, while the Marketing Segment offset this increase by $1.0 million.
Salaries and Benefits
Operating salaries and benefits for the three months ended September 30, 2016, totaled $13.2 million, an increase of $3.0 million, or 28.8%, compared to $10.3 million in the prior corresponding period. The Medical Segment increased by $2.4 million, or 29.4%, and the Marketing Segment increased $0.5 million period over period.
Drugs and Supplies
Drugs and supplies expense for the three months ended September 30, 2016, totaled $15.5 million, an increase of $7.1 million or 84.1% compared to $8.4 million in the prior corresponding period. The Medical Segment increased by $6.8 million or 83.7%, while the Marketing Segment increased $0.3 million period over period.
General and Administrative
Operating general and administrative expense for three months ended September 30, 2016, totaled $33.2 million, an increase of $12.2 million, or 57.9%, compared to $21.0 million in the prior corresponding period. The Medical Segment accounted for $16.2 million of the increase, offset by a decrease of $4.0 million in the Marketing Segment.

Depreciation and Amortization
Depreciation for the three months ended September 30, 2016, totaled $2.0 million, an increase of $0.5 million or 34.8%, compared to $1.5 million the prior corresponding period. This increase is primarily due to an increase in property and equipment acquired through our purchase of three hospitals.
Total Corporate Costs
To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs totaled $8.0 million, an increase of $0.7 million or 9.0%, compared to $7.3 million in the prior corresponding period. Salaries and benefits for the three months ended September 30, 2016, totaled $1.8 million, an increase of $0.2 million or 14.6%, compared to $1.5 million from the prior corresponding period. The $0.2 million increase is due to the hiring of additional corporate staff in 2016 related to accounting, finance and information technology. Legal expenses for the three months ended September 30, 2016, totaled $1.5 million, an increase of $1.0 million or 194.6%, compared to $0.5 in from the prior corresponding period. The increase in legal expenses was attributable to litigation expenses. General and administrative expenses for the three months ended September 30, 2016, totaled $4.6 million, a decrease of $0.6 million or 11.9%, compared to $5.2 million in the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in non-cash compensation expense for the three months ended September 30, 2016.
Other Expense (Income)
For the three months ended September 30, 2016, the Company recognized $0.7 million of other expense compared to $10.5 million of other income. The change primarily related to a change in warrant and stock option derivative liability of $6.5 million. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S. dollars and therefore recorded as derivative liabilities. Change in fair value of warrant and stock option derivative liabilities are a result of adjusting the estimated fair value at the end of the period, using the Black-Scholes Model.
There was a change of $4.4 million bargain purchase gain in the prior period related the acquisition of one of our facilities.
Lastly, interest expense increased $0.4 million as a result of average increase in borrowings and amortization of debt issuance costs.
Income tax expense
The net tax expense for the three months ended September 30, 2016 was $0.5 million, compared to $0.3 million from the prior corresponding period. The temporary differences attributable to the projected taxable income include goodwill amortization, net operating loss carryforward-U.S. and other accrued liabilities. For the three months ended September 30, 2016, the effective tax rate differs from the annual tax rate primarily due to equity compensation, return to provision true-ups, Canada's loss that we do not expect to realize, and noncontrolling interests. The Company’s state tax expense was $0.3 million for the three months ended September 30, 2016. Our effective tax rate during the three months ended September 30, 2016 was approximately -29.3%. The Company estimates an annual effective income tax rate of 32.5% for U.S., and none for Canada, based on projected results for the year.
Noncontrolling Interests
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

MEDICAL SEGMENT

REVENUES
The following table sets out our comparable changes in Medical Segment revenue and case volume for our facilities as of the three months ended September 30, 2016 and 2015 (in thousands, except case and per case data):

	Three Months Ended September 30,
	Revenue (in thousands)		Number of Cases (1)		Revenue per Case (2)
	2016	2015	2016	2015	2016	2015

Hospitals	$51,886	$27,954	3,057	1,270	$16,973	$22,011
ASCs	11,717	17,313	1,878	2,781	6,239	6,225
Ancillary services	1,816	883	—	—	—	—
Total	$65,419	$46,150	4,935	4,051	$13,256	$11,392

Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.

CASE MIX
The following table sets forth the combined number of cases by medical specialty performed for three months ended September 30, 2016 and 2015:

	2016	2016%	2015	2015%
Specialty	Cases	Cases	Cases	Cases

Pain Management	1,852	37.5%	1,177	29.1%
Orthopedics	422	8.6%	420	10.4%
Spine	511	10.4%	349	8.6%
Podiatry	89	1.8%	130	3.2%
Gastro-intestinal	9	0.2%	64	1.6%
General Surgery	154	3.1%	187	4.6%
Plastic & Reconstructive	466	9.4%	357	8.8%
Bariatrics	1,063	21.5%	999	24.7%
Gynecology	179	3.6%	231	5.7%
Urology	—	—%	3	0.1%
ENT	190	3.9%	134	3.3%

TOTAL	4,935	100%	4,051	100%
Notes:
(1) The table listed above is exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.

INN - ONN CONRACT MIX OF TOTAL MEDICAL CASES PERFORMED
The following table sets out the contract mix of cases performed that were in network (“INN”) compared to cases performed that were out of network (“OON”) at our Medical Segment for the three months ended September 30, 2016 and 2015.

	2016	2015
Contract Network Type	Contract Mix	Contract Mix

OON	88.5%	84.4%
INN	11.5%	15.6%
TOTAL	100%	100%
Revenues
Revenues for the Medical Segment increased by $19.2 million to $65.4 million, or 41.5% compared to $46.2 million from the prior corresponding period. Net service patient revenues increased $1,864 per case period over period. Revenues increased primarily due to a 12% increase in the Medical Segment's case volume, and higher acuity cases performed in hospitals receiving larger reimbursements. New center facilities for the Medical Segment increased $19.7 million or 271.1% and we added 1,293 cases or 214.8% primarily due to the acquisition of three hospitals in 2015. Same center facilities for the Medical Segment decreased $0.5 million or 1.2% and cases declined by 409 cases or 11.9% primarily attributable to a decline in ASC revenue, due to the closing of operations of an ASC in Dallas, whose cases were shifted to one of our acquired hospitals.
Salaries and Benefits
Salaries and Benefits for the Medical Segment increased by $2.4 million to $10.5 million, or 29.4% compared to $8.2 million from the prior corresponding period. The staffing costs for the Medical Segment at new facilities accounted for $3.1 million of the increase, while the remaining $0.7 million decrease is attributable to staffing at same center facilities driven by case volume declines due to cases being shifted to one of our new hospitals. Operating salaries and benefits increased primarily due to the acquisition of hospitals in 2015 and the additional facility resources required to accommodate the increase in cases over prior year.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment increased by $6.8 million to $14.9 million, or 83.7% compared to $8.1 million from the prior corresponding period. Medical supplies costs for the Medical Segment at new facilities accounted for $6.8 million of the increase. Drugs and supplies increased compared to the prior corresponding period primarily due to the acquisition of three hospitals in 2015. Hospitals require higher drugs and supply costs than ASCs as a result of performing more complex and higher acuity cases.
General and Administrative
General and administrative expense for the Medical Segment increased by $16.2 million to $34.3 million, or 88.9% compared to $18.2 million. The Medical Segment new facilities contributed $11.4 million of the increase while the remaining $4.8 million increase was attributable to same center facilities. The increase in the Medical Segment is due to an increase in marketing expenses, and operations associated with Medical Segment facilities, primarily due to the acquisition of hospitals in 2015 and expenses associated with our new lab service line. We accelerated our marketing expense, by deploying a portion of the fourth quarter's marketing budget in the third quarter, related to digital online, social media and direct response television.  The marketing expense acceleration allowed us to avoid higher fourth quarter premiums as a result of the presidential election, continue our strategic growth initiatives and the marketing of our specialty services to hospitals acquired in 2015. In addition, during the third quarter of 2016 we increased our physician marketing expense by adding several new physicians to our direct to consumer marketing program in an effort to drive additional cases in the fourth quarter of 2016, our seasonably highest quarter.
For the three months ended September 30, 2016, marketing expenses allocated to the Medical Segment increased by $6.2 million to $13.5 million, compared to $7.3 million for the corresponding period. These marketing cost are allocated from our Marketing Segment for cases performed at Nobilis Facilities. The acquisition of hospitals allows us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, there was a decrease in general and administrative costs within our Marketing Segment, discussed later herein.

MARKETING SEGMENT
REVENUES
The following table set out our comparable changes in Marketing Segment revenue and case volumes for our facilities as of the three months ended September 30, 2016 and 2015 (in thousands, except cases and per case data):

	Three Months Ended September 30,
	Revenues				Revenues
	(in thousands)		Number of Cases (1)		per Case (2)
	2016	2015	2016	2015	2016	2015

Marketing	$5,264	$6,333	162	367	$32,494	$17,256
Total	$5,264	$6,333	162	367	$32,494	$17,256
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
CASE MIX
The following table sets forth the combined number of marketing cases for three months ended September 30, 2016 and 2015:

	2016	2016%	2015	2015%
Specialty	Cases	Cases	Cases	Cases

Pain Management	87	53.7%	195	53.1%
Spine	75	46.3%	169	46.0%
Gynecology	—	—%	3	0.9%

TOTAL	162	100%	367	100%
Notes:
(1) The table listed above is exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.

INN - ONN CONTRACT MIX OF TOTAL CASES PERFORMED
The following table sets out the contract mix of cases performed that were INN compared to cases performed that were OON at our Marketing Segment for the three months ended September 30, 2016 and 2015.

Contract Network Type	2016 Contract Mix	2015 Contract Mix

OON	56%	23.9%
INN	44%	76.1%
TOTAL	100%	100%

Revenues
Revenues for the Marketing Segment decreased by $1.0 million to $5.3 million, or 16.6% compared to $6.3 million from the prior corresponding period. Marketing Segment revenues decreased primarily due to a decrease of 205 cases. During the third quarter of 2016 management drove more cases to Nobilis owned facilities in the Medical Segment. Revenues increased $15,238 per case period over period, primarily attributable to higher concentrations of OON cases.

Salaries and Benefits
Salaries and benefits for the Marketing Segment increased $0.5 million to $2.6 million compared to $2.1 million from the prior period primarily due to headcount increases to support the continued strategic growth initiatives for expansion related to marketing our specialty programs to two hospitals acquired in 2015.
General and Administrative
General and administrative expense for the Marketing Segment decreased by $4.0 million compared to $2.8 million for the corresponding period. Marketing costs are allocated to our Medical Segment for cases performed at Nobilis Facilities. The decrease in the Marketing Segment's general and administrative expense is attributable to driving cases to our Nobilis facilities. The acquisition of hospitals allows us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, we see a decrease in general and administrative costs within our Marketing Segment, discussed later herein.

Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015
Revenues:
Patient and net professional fees	$167,199	$126,661
Contracted marketing revenues	10,754	8,059
Factoring revenues	5,874	4,481
Total revenues	183,827	139,201
Operating expenses:
Salaries and benefits	38,377	26,927
Drugs and supplies	39,670	22,265
General and administrative	85,678	54,625
Bad debt expense	—	1,129
Depreciation and amortization	6,462	3,114
Facility operating expenses	170,187	108,060
Corporate expenses:
Salaries and benefits	5,077	3,532
General and administrative	14,984	17,707
Legal expenses	4,110	1,733
Depreciation	209	99
Total corporate costs	24,380	23,071
(Loss) income from operations	(10,740)	8,070
Other expense (income) :
Change in fair value of warrant and stock option derivative liabilities	(1,566)	(4,677)
Interest expense	2,115	1,106
Bargain purchase gain	—	(4,358)
Other income, net	(3,011)	(1,518)
Total other expense (income)	(2,462)	(9,447)
(Loss) income before income taxes and noncontrolling interests	(8,278)	17,517
Income tax (benefit) expense	(1,766)	862
Net (loss) income	(6,512)	16,655

Revenues
Total revenues for the nine months ended September 30, 2016, totaled $183.8 million, an increase of $44.6 million or 32.1%, compared to $139.2 million in the prior corresponding period. Total cases increased 1,385 or 11.0% versus the prior corresponding period. Medical Segment revenues increased by $43.3 million to $166.9 million, or 35.1% compared to $123.6 million from the prior corresponding period, while the Marketing Segment accounted for $1.3 million of the increase.
Salaries and Benefits
Operating salaries and benefits for the nine months ended September 30, 2016, totaled $38.4 million, an increase of $11.5 million, or 42.6%, compared to $26.9 million from the prior corresponding period. The Medical Segment increased by $10.7 million, or 52.4%, while the Marketing Segment increased $0.8 million period over period.
Drugs and Supplies
Drugs and supplies expense for the nine months ended September 30, 2016, totaled $39.7 million, an increase of $17.4 million, or 78.2%, compared to $22.3 million from the prior corresponding period. The Medical Segment increased by $17.0 million or 80.8%, while the Marketing Segment increased $0.4 million period over period.

General and Administrative
Operating general and administrative expense for the nine months ended September 30, 2016, totaled $85.7 million, an increase of $31.1 million, or 56.8%, compared to $54.6 million from the prior corresponding period. The Medical Segment accounted for $34.1 million of the increase, offset by a decrease of $3.0 million in the Marketing Segment.
Depreciation and Amortization
Operating depreciation for the nine months ended September 30, 2016, totaled $6.5 million, an increase of $3.4 million or 110.7%, compared to $3.1 million from the prior corresponding period. This increase is primarily due to an increase in property and equipment acquired through our purchase of hospitals.
Total Corporate Costs
To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs for the nine months ended September 30, 2016, totaled $24.4 million, an increase of $1.3 million or 5.7%, compared to $23.1 million from the prior corresponding period. Corporate salaries and benefits for the nine months ended September 30, 2016, totaled $5.1 million, an increase of $1.5 million or 43.7%, compared to $3.5 million from the prior corresponding period. The increase in salaries and benefits is due to the hiring of additional corporate staff in 2016 related to accounting, finance and information technology. Legal expenses for the nine months ended September 30, 2016, totaled $4.1 million, an increase of $2.4 million or 137.2%, compared to $1.7 million from the prior corresponding period. The increase in legal expenses was attributable to increased litigation expenses. General and administrative expenses for the nine months ended September 30, 2016, totaled $15.0 million, a decrease of $2.7 million or 15.4%, compared to $17.7 million from the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in non-cash compensation expense for the nine months ended September 30, 2016, partially offset by an increase in insurance and corporate marketing expense.
Other (Income) Expense
For the nine months ended September 30, 2016, the Company recognized $2.5 million of other income compared to $9.4 million from the corresponding prior period. The change primarily related to a decrease in warrant and stock option derivative liability of $3.1 million. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S dollars and therefore recorded as derivative liabilities. Change in fair value of warrant and stock option derivative liabilities are a result of adjusting the estimated fair value at the end of the period, using the Black-Scholes Model.
There was a change of $4.4 million bargain purchase gain in the prior period related to the acquisition of one of our facilities. Other income and a change in warrant and option liability fair value of $3.1 million for the prior corresponding period.
Lastly, interest expense increased $1.0 million as a result of average increase in borrowings and amortization of debt issuance costs.
Income tax (benefit) expense
The net tax benefit for the nine months ended September 30, 2016 was $1.7 million, compared to an income tax expense of $0.9 million from the prior corresponding period. The temporary differences attributable to the projected taxable income include goodwill amortization, net operating loss carryforward-U.S. and other accrued liabilities. For the nine months ended September 30, 2016, the effective tax rate differs from the annual tax rate primarily due to a reduction of 3.8 % due to equity compensation, a 1.6% effective deferred tax rate change, a 3.8% change attributable to Canada's loss that we do not expect to realize and a 4.5% change attributable to noncontrolling interests. The Company’s state tax expense was $0.9 million for the nine months ended September 30, 2016. Our effective tax rate during the nine months ended September 30, 2016 was approximately 21.1%. The Company estimates an annual effective income tax rate of 32.5% for U.S., and none for Canada, based on projected results for the year.
Noncontrolling Interests
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

MEDICAL SEGMENT

REVENUES
The following table sets out our comparable changes in Medical Segment revenue and case volume for our facilities as of the nine months ended September 30, 2016 and 2015 (in thousands, except cases):

	Nine Months Ended September 30, 2016
	Revenue (in thousands)		Number of Cases (1)		Revenue per Case (2)
	2016	2015	2016	2015	2016	2015

Hospitals	$131,002	$60,908	7,631	2,771	$17,167	$21,981
ASCs	30,464	61,558	5,630	8,788	5,411	7,005
Ancillary services	5,456	1,173	—	—	—	—
Total	$166,922	$123,639	13,261	11,559	$12,587	$10,696

Notes
(1) This table refers to all cases performed, regardless of their contribution to service revenue.
(2) Calculated by dividing service revenues by the number of cases.

CASE MIX
The following table sets forth the combined number of cases by medical specialty performed for the nine months ended September 30, 2016 and 2015:

	2016	2016%	2015	2015%
Specialty	Cases	Cases	Cases	Cases

Pain Management	4,882	36.8%	3,999	34.6%
Orthopedics	1,186	8.9%	946	8.2%
Spine	1,140	8.6%	671	5.8%
Podiatry	260	2.0%	374	3.2%
Gastro-intestinal	86	0.6%	246	2.1%
General Surgery	481	3.6%	502	4.3%
Plastic & Reconstructive	1,262	9.5%	1,142	9.9%
Bariatrics	2,872	21.7%	2,675	23.1%
Gynecology	569	4.3%	571	4.9%
Urology	2	—%	10	—%
ENT	521	3.9%	423	3.8%

TOTAL	13,261	100%	11,559	100%
Notes:
(1) The table listed above is exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.

INN - ONN CONRACT MIX OF TOTAL MEDICAL CASES PERFORMED
The following table sets out the contract mix of cases performed that were INN compared to cases performed that were OON at our Medical Segment for the nine months ended September 30, 2016 and 2015.

Contract Network Type	2016 Contract Mix	2015 Contract Mix

OON	86.4%	87.8%
INN	13.6%	12.2%
TOTAL	100%	100%

Revenues
Revenues for the Medical Segment increased by $43.3 million to $166.9 million, or 35.1% compared to $123.6 million from the prior corresponding period. Revenues also increased $1,891 per case period over period. Revenues increased primarily due to a 12% increase in the Medical Segment's case volume, and higher acuity cases performed in hospitals receiving larger reimbursements. New center facilities for the Medical Segment increased $55.5 million or 557.9% and we added 3,838 cases or 390.8% primarily due to the acquisition of hospitals in 2015. Same center facilities for the Medical Segment decreased $12.2 million or 10.7% and cases declined by 2,136 or 20.2% primarily attributable to a decline in ASC revenue, due to the closing of operations of an ASC in Dallas, whose cases were shifted to one of our acquired hospitals.
Salaries and Benefits
Salaries and Benefits for the Medical Segment increased by $10.7 million to $31.1 million, or 52.4% compared to $20.4 million from the prior corresponding period. The staffing costs for the Medical Segment at new facilities accounted for $12.0 million of the increase, while the remaining $1.3 million decrease is attributable to staffing at same center facilities driven by case volume declines due to cases being shifted to one of our new hospitals. Operating salaries and benefits increased primarily due to the acquisition of hospitals in 2015 and the additional facility resources required to accommodate the increase in cases over prior year.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment increased by $17.0 million to $38.0 million, or 80.8% compared to $21.0 million from the prior corresponding period. Medical supplies costs for the Medical Segment at new facilities accounted for $18.5 million of the increase, while the remaining $1.5 million decrease was attributable to same center facilities. Drugs and supplies increased compared to the prior corresponding period primarily due to the acquisition of hospitals in 2015. Hospitals require higher drugs and supply costs than ASCs as a result of performing more complex and higher acuity cases.
General and Administrative
General and administrative expense for the Medical Segment increased by $34.1 million to $84.1 million, or 68.2% compared to $50.0 million from the corresponding period. The Medical Segment new facilities contributed to $29.8 million of the increase while the remaining $4.3 million increase was attributable to same center facilities. The $34.1 million increase in the Medical Segment is due to an increase in marketing expenses and operations associated with Medical Segment facilities, primarily due to the acquisition of hospitals in 2015 and expenses associated with our new lab service line. We accelerated our marketing expense, by deploying a portion of the fourth quarter's marketing budget in the third quarter, related to digital online, social media and direct response television.  The marketing expense acceleration allowed us to avoid higher fourth quarter premiums as a result of the presidential election, continue our strategic growth initiatives and the marketing of our specialty services to hospitals acquired in 2015. In addition, during the third quarter of 2016 we increased our physician marketing expense by adding several new physicians to our direct to consumer marketing program in an effort to drive additional cases in the fourth quarter of 2016, our seasonably highest quarter.
For the nine months ended September 30, 2016, marketing expenses allocated to the Medical Segment increased by $10.1 million to $29.1 million, compared to $19.0 million for the corresponding period. The increase in marketing expenses is attributable to the continued strategic growth initiatives and the marketing of our specialty services to hospitals acquired in 2015.
These marketing cost are allocated from our Marketing Segment for cases performed at Nobilis Facilities. The acquisition of hospitals allows us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, there was a decrease in general and administrative costs within our Marketing Segment, discussed later herein.

MARKETING SEGMENT
REVENUES
The following table sets out our comparable changes in Marketing Segment revenue and case volumes for our facilities as of the nine months ended September 30, 2016 and 2015 (in thousands, except cases):

	Nine Months Ended September 30, 2016
	Revenue				Revenue
	(in thousands)		Number of Cases (1)		per Case (2)
	2016	2015	2016	2015	2016	2015

Marketing	16,905	15,563	673	990	25,119	15,720
Total	$16,905	$15,563	$673	$990	$25,119	$15,720
Notes
(1) This table refers to all cases performed, regardless of their contribution to service revenue.
(2) Calculated by dividing service revenues by the number of cases.
CASE MIX
The following table sets forth the combined number of marketing cases for the nine months ended September 30, 2016 and 2015:

	2016	2016%	2015	2015%
Specialty	Cases	Cases	Cases	Cases

Pain Management	287	42.6%	590	59.6%
Spine	382	56.8%	397	40.1%
Gynecology	—	—%	3	0.3%
Podiatry	3	0.4%	—	—%
Bariatrics	1	0.1%	—	—%

TOTAL	673	100%	990	100%
Notes:
(1) The table listed above is exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.

INN - ONN CONTRACT MIX OF TOTAL CASES PERFORMED
The following table sets out the contract mix of cases performed that were INN compared to cases performed that were OON at our Marketing Segment for the nine months ended September 30, 2016 and 2015.

Contract Network Type	2016 Contract Mix	2015 Contract Mix

OON	35.1%	26.5%
INN	64.9%	73.5%
TOTAL	100%	100%

Revenues
Revenues for the Marketing Segment increased by $1.3 million to $16.9 million, or 8.4% compared to $15.6 million from the prior corresponding period. Although marketing cases declined 317 cases, during the third quarter of 2016 management drove more cases to Nobilis owned facilities in the Medical Segment. The Marketing Segment's Revenues per case increased $9,399 period over period, primarily attributable to higher concentrations of OON cases.

Salaries and Benefits
Salaries and benefits for the Marketing Segment increased $0.8 million to $7.3 million, or 11.5% compared to $6.5 million period over period primarily due to headcount increases to support the continued strategic growth initiatives related to marketing our specialty programs to hospitals acquired in 2015.
General and Administrative
General and administrative expenses for the Marketing Segment decreased by $3.0 million to $1.6 million, or 65.8% compared to $4.6 million for the prior corresponding period. The increase in marketing expenses is attributable to the continued strategic growth related to marketing our specialty programs to hospitals acquired in 2015. Marketing costs are allocated from our Marketing Segment for cases performed at Nobilis Facilities. The acquisition of hospitals allows us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, we see a decrease in general and administrative costs within our Marketing Segment, discussed herein.
Balance Sheet
The Company experienced material variances in certain balance sheet accounts as discussed herein.
Trade Accounts Receivable, net
Accounts receivable as of September 30, 2016, totaled $86.2 million, a decrease of $6.4 million or 6.9%, compared to $92.6 million for the year-ended December 31, 2015. The decrease is a result of strong collections for the nine months ended September 30, 2016
Liquidity and Capital Resources
We are dependent upon cash generated from our operations, which is the major source of financing for our operations and for meeting our contractual obligations. We currently believe we have adequate liquidity to fund operations during the near term through the generation of operating cash flows, cash on hand and access to our senior secured revolving credit facility provided under the Loan Agreement. Our ability to borrow funds under this Loan Agreement is subject to, among other things, the financial viability of the participating financial institutions. While we do not anticipate any of our current lenders defaulting on their obligations, we are unable to provide assurance that any particular lender will not default at a future date.
Cash and cash equivalents at September 30, 2016 and December 31, 2015 were $19.6 million and $15.7 million, respectively.
For the nine months ended September 30, 2016, the Company experienced an increase in net cash provided by operating activities of $6.5 million attributable to a decrease in trade accounts receivable due to lower case volume during the period due to seasonality and cash collections on 2015 accounts. The Company experienced a decrease in net cash used for investing activities of $1.8 million attributable to the purchase of property and equipment and an investment in a surgical facility management company. Net cash used for financing activities decreased by $17.9 million primarily due to proceeds from a one-time private placement in 2015, which did not reoccur in 2016.
As of September 30, 2016, the Company had consolidated net working capital of $61.8 million compared to $63.7 million as of December 31, 2015. The decrease is primarily due to a net decrease of accounts receivable and accounts payable.
We have a $25.0 million debt financing facility with Healthcare Financial Services, LLC ("HFS") (the successor in interest to General Electric Capital Corporation) (the “HFS Term Loan”). Pursuant to the Credit Agreement and ancillary agreements (collectively, the “Loan Agreement”), the HFS Term Loan bears interest at a rate of 4.0% plus LIBOR per annum and amortizes over 20 years with required quarterly payments of principal and interest until the loan matures in March 2020. The revolving loan (the “HFS Revolver”) also bears interest at a rate of 4.0% plus LIBOR per annum and amounts borrowed under the HFS Revolver may be repaid and re-borrowed periodically with a maturity of March 2020. The credit facility is collateralized by the accounts receivable and physical equipment of all 100% owned subsidiaries as well as the Company’s ownership interest in all less-than-wholly owned subsidiaries.

We entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”), dated as of August 1, 2016, among Northstar Healthcare Acquisitions, L.L.C., HFS and the Credit Parties named therein amending, among other things, added a cap on Investments in Nobilis Health Anesthesia Network, PLLC of $2.0 million; increased the permitted indebtedness of the Company pursuant to that certain Loan Agreement, dated as of July 30, 2015 between PSH and Legacy Texas Bank from 7.0 to 7.05; modified the maximum leverage ratio as of March 31, 2016, to 3.05 to 1.00; and modified the definition of "Subsidiary" to exclude the following entities: Athelite, Dallas Metro, Marsh Lane Surgical Hospital, LLC, Nobilis Health Network, Inc. ("NHN") and the subsidiaries of NHN. As a result, we were in compliance with our covenants under the HFS Term Loan as of September 30, 2016.
We entered into the Seventh Amendment to Credit Agreement (the "Seventh Amendment"), dated as of August 19, 2016, among Healthcare Financial Solutions, LLC, HFS, other credit parties named therein and other financial institutions party thereto. The Seventh Amendment, among other things, increased total borrowing capacity to $36.6 million from $30.6 million. The increased borrowing capacity provided under the Seventh Amendment consist of aggregate term and revolving loan commitments from HFS of $25 million and $11.6 million, respectively.
The Seventh Amendment includes material financial covenants, ratios or tests. The Company must maintain a Consolidated Leverage Ratio of not more than 2.00 to 1.00 and a Consolidated Fixed Charge Coverage Ratio of at least 3.00 to 1.00. Capital Lease Obligations allowed under the covenants increased from $3 million to $6.1 million and the Term Notes' quarterly amortization payment increased under the Seventh Amendment from $250,000 to $312,500 per quarter.
We entered into the Eighth Amendment to Credit Agreement and Limited Waiver, (the "Eighth Amendment"), dated as of October 20, 2016, by and among NHA, other credit parties named therein, HFS and other financial institutions. The purpose of the Amendment was to (i) modify the covenant regarding the Company’s holding company status to permit certain business activities thereunder (ii) define a new permitted lien and an applicable basket with regard to a lien filed by a Company vendor and (iii) amend the management fees covenant to permit payment of certain management fees under the Loan Agreement. As a result, the Company was in compliance with its covenants under the HFS Term Loan as of September 30, 2016.
On July 30, 2015, we secured a $4.5 million term loan from Legacy Texas Bank (the “Legacy Bank Term Loan”). The term loan bears interest at a rate of 4.0% plus LIBOR per annum and requires monthly payments of interest. Monthly payments of principal will commence in August 2016. The Legacy Bank Term Loan matures in July 2020 and is subordinated to the Company’s term loan and revolver with HFS. As of September 30, 2016, the outstanding balance was zero and the Legacy Bank Term Loan was extinguished using the increased borrowing capacity acquired through the Seventh Amendment.
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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At September 30, 2016, the following components of our Loan Agreement bears interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $25 million, 5-year term loan; and (ii) an $11.6 million, 5-year revolving credit facility.
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
In light of these material weaknesses, in preparing our financial statements as of and for the quarters ended September 30, 2016 and 2015, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Quarterly Report have been prepared in accordance with U.S. GAAP.
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

•	During the third quarter of 2016, we engaged third party internal control consultants to perform a benchmarking review of our internal control environment and documentation.
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
Changes in Internal Control Over Financial Reporting
Except as discussed immediately above in the Evaluation of Disclosure Controls and Procedures, there has been no change in our internal control over financial reporting during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings
See Part I, Item 1—"Financial Statements, Note 20 - Commitments and contingencies" of this Quarterly Report for an update on ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

10.1
Amended and Restated Purchase Agreement among Northstar Healthcare Acquisitions L.L.C., Nobilis Health Corp., Arizona Center for Minimally Invasive Surgery, LLC, Arizona Vein & Vascular Center, LLC, L. Philipp Wall, M.D., P.C., and L. Philipp Wall dated October 28, 2016 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.'s Current Report on Form 8-K filed with the SEC on November 3, 2016)

10.2
Convertible Promissory Note in principal amount of $2,250,000 dated October 28, 2016 (incorporated by reference to Exhibit 10.2 to Nobilis Health Corp.'s Current Report on Form 8-K filed with the SEC on November 3, 2016)

10.3
Employment Agreement by and between Nobilis Health Corp., Northstar Healthcare Acquisitions, LLC and L. Philipp Wall, MD dated October 28, 2016 (incorporated by reference to Exhibit 10.3 to Nobilis Health Corp.'s Current Report on Form 8-K filed with the SEC on November 3, 2016)

10.4
Credit Agreement dated as of October 28, 2016 among Nobilis Health Corp., Northstar Healthcare Holdings, Inc., Northstar Healthcare Acquisitions, L.L.C., the Loan Parties named therein, Compass Bank, LegacyTexas Bank, the other lenders party thereto, and BBVA Compass (incorporated by reference to Exhibit 10.4 to Nobilis Health Corp.'s Current Report on Form 8-K filed with the SEC on November 3, 2016)

10.5
Pledge Agreement in favor of Compass Bank dated as of October 28, 2016 (incorporated by reference to Exhibit 10.5 to Nobilis Health Corp.'s Current Report on Form 8-K filed with the SEC on November 3, 2016)

10.6
Guaranty and Security Agreement dated as of October 28, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other parties thereto and Compass Bank (incorporated by reference to Exhibit 10.6 to Nobilis Health Corp.'s Current Report on Form 8-K filed with the SEC on November 3, 2016)

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

Date: November 7, 2016

By:	/s/ Kenneth Klein
Kenneth Klein
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)