Form 10-K
period 2016-12-31
Nobilis Health Corp.
filed 2017-03-14
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Yes [  ]     No [X]
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of June 30, 2016, based on the closing price of $2.23 per share on the NYSE MKT on such date, was approximately $115,150,423.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
77,827,013 common shares as of February 14, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its Annual Meeting of Shareholders to be held in 2017 are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE
The registrant was previously a “smaller reporting company” under applicable Securities and Exchange Commission rules and regulations and determined pursuant to such rules and regulations that it no longer qualified as a smaller reporting company as of its June 30, 2015 determination date, at which time the registrant met the definition of an “accelerated filer.” In accordance with Item 10(f)(2)(i) of Regulation S-K, the registrant is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. The registrant transitioned to the disclosure requirements applicable to emerging growth companies filing as accelerated filers beginning with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016.

FORWARD-LOOKING STATEMENTS
This Annual Report and the documents that are incorporated herein by reference contain certain forward-looking statements within the meaning of Canadian and United States securities laws, including the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words including, but not limited to the following; “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “continue,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements are based on the Company's current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to the following:

•
our ability to successfully maintain effective internal controls over financial reporting, including the impact of material weaknesses identified by management and our ability to remediate such control deficiencies;

•	our ability to implement our business strategy, manage the growth in our business, and integrate acquired businesses;

•	the risk of litigation and investigations, and liability claims for damages and other expenses not covered by insurance;

•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as costs increase;

•	adverse developments affecting the medical practices of our physician limited partners;

•	our ability to maintain favorable relations with our physician limited partners;

•	our ability to grow revenues by increasing case and procedure volume while maintaining profitability;

•	failure to timely or accurately bill for services;

•	our ability to compete for physician partners, patients and strategic relationships;

•	the risk of changes in patient volume and patient mix;

•	the risk that laws and regulations that regulate payments for medical services made by government healthcare programs could cause our revenues to decrease;

•	the risk that contracts are canceled or not renewed or that we are not able to enter into additional contracts under terms that are acceptable to us; and

•	the risk of potential decreases in our reimbursement rates.
The foregoing are significant factors we think could cause our actual results to differ materially from expected results. However, there could be additional factors besides those listed herein that also could affect us in an adverse manner.
You should read this Annual Report completely and with the understanding that actual future results may materially differ from expectations. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, when evaluating the information presented in this Annual Report or our other disclosures because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.
We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth in Part I, Item 1A. - Risk Factors in this Annual Report.

PART I
Item 1. Business

General Overview
We were incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act (BCBCA). On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. ("Nobilis" or the "Company"). Prior to December 1, 2014, our business was solely the ownership, operation and management of outpatient surgery centers and surgical hospitals (the “Medical Segment”). On December 1, 2014, we completed the acquisition of Athas Health, LLC (“Athas”). This acquisition added marketing services as a stand-alone business line, which is now a separate reportable business segment (the “Marketing Segment”). In addition to providing services to third parties, our unique direct-to-patient marketing and proprietary technology serves our own healthcare facilities.
Our portfolio of ambulatory surgical centers (ASCs), surgical hospitals and clinics is complemented by our Marketing Segment, which allows us to operate those facilities in many instances with few, if any, physician partners. Our differentiated business strategy provides value to patients, physicians and payors, and enables us to capitalize on recent trends in the healthcare industry, particularly with regard to increased consumerism in the healthcare space. As a result, we believe we are positioned for continued growth.
As of December 31, 2016, there are 10 ASCs, 4 surgical hospitals and 5 clinics (the "Nobilis Facilities"), partnered with 38 facilities and marketed 8 brands. We provide care across a variety of specialties in our facilities, including orthopedic surgery, podiatric surgery, vein and vascular, ear nose and throat, (ENT), pain management, gastro- intestinal, gynecology, and general surgery. Many of our surgical patients require additional complementary healthcare services, and our suite of ancillary services, currently including surgical assist, intraoperative neuromonitoring (“IOM”) and anesthesia, aims to address the needs of patients and physicians through the provision of these services in a high quality, cost effective manner. We began implementing this approach across our operations in 2015, and in 2016 we expanded the scope of our ancillary services by providing clinical lab testing at our Hermann Drive Surgical Hospital location in Houston, Texas. The addition of the clinical lab testing modality, which currently consists solely of blood testing, has helped us successfully expand our continuum of care as well as increase facility efficiency. We believe offering a full suite of ancillary services provides numerous benefits to patients and physicians as it improves our coordination of the various services they require, and enhances the quality of our patients’ clinical outcomes as well as their overall experience.
On October 28, 2016, we purchased the Arizona Vein and Vascular Center, LLC (AVVC) brand and associated assets, thereby expanding our specialty mix to include the treatment of venous diseases with little modification to our existing infrastructure of ASCs, surgical hospitals and clinics. All of our facilities will be able to offer a range of treatments, both surgical and non-surgical, for those patients suffering from venous diseases, which today affect more than 30 million Americans.
Our growth strategy focuses on:

•	Driving organic growth in facilities that we own and operate; and

•	Executing a disciplined acquisition strategy that results in accretive acquisitions.
Recent Developments

•
Arizona Vein and Vascular Acquisition. In October 2016, we closed and acquired AVVC and its four affiliated surgery centers operating as Arizona Center for Minimally Invasive Surgery LLC (ACMIS) (collectively "AZ Vein"). For more information on this acquisition, see Note 3 - Acquisitions of Part II, Item 8. - Financial Statements and Supplementary Data.

•
BBVA Financing. In October 2016, we closed an $82.5 million credit facility with BBVA Compass Bank (the "BBVA Credit Agreement") consisting of a $52.5 million term loan and a $30.0 million revolving credit facility. The BBVA Credit Agreement is led by Compass Bank as administrative agent with BBVA Compass as sole lead arranger and book runner, and Legacy Texas Bank as documentation agent. Four other banks participated in the new facility. The BBVA Credit Agreement refinanced all previously held debt and lines of credit previously held under Healthcare Financial Solutions, LLC (formerly known as GE Capital Corporation), and proceeds were used in part to fund the acquisition of AZ Vein and its affiliated surgery centers.

•
Diagnostic Laboratory Testing. In September 2016, we expanded our portfolio of ancillary services to include diagnostic lab testing services for patients through Hermann Drive Surgical Hospital (HDSH).

•
Group Purchasing Organization (GPO). In October 2016, we partnered with a GPO who maintains over $28.5 billion purchasing power and provides us access to the highest quality of products and industry leading contract pricing from suppliers.  The GPO will partner with us to drive best operating and clinical practices, and accelerate cost savings across the Nobilis Facilities. The agreement contemplates immediate contract value from the GPO's committed portfolio as well as access to clinical and sourcing experts that will be closely integrated with the our service lines, operations and supply chain leadership.

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
The State of Texas and the State of Arizona each maintain its own version of the Anti-Kickback Statute (the “Non-solicitation Laws”). In Texas, the relevant law is called the Texas Patient Solicitation Act (TPSA). The TPSA prohibits payment of remuneration for referrals and violations can result in state criminal and civil penalties. Because the TPSA is based on the federal Anti-Kickback Statute, the risks described above also arise under this state law except that the TPSA arguably is not limited to claims for treatment of federal program beneficiaries. In Arizona, A.R.S §13-3713 makes it unlawful for a person to knowingly offer, deliver, receive, or accept any rebate, refund, commission, preference or other consideration in exchange for a patient, client or customer referral to any individual, pharmacy, laboratory, clinic or health care institution providing medical or health-related services or items under A.R.S. § 11-291 et seq., providing for indigent care, or A.R.S. § 36-2901 et seq., or providing for the Arizona Health Care Cost Containment System, other than specifically provided under those sections. A violator of the relevant Arizona laws is guilty of: a class 3 felony for payment of $1,000 or more; a class 4 felony for payment of more than $100 but less than $1,000; or a class 6 felony for payment of $100 or less.
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
Some of the various arrangements that we enter into with providers may not fit into a safe harbor to the federal Anti-Kickback Statute and thus may not be exempt from scrutiny under the Non-solicitation Laws. Although an arrangement that fits a federal safe harbor may also be exempt from the prohibitions of the Non-solicitation Laws, the burden is on the medical provider to prove that the questioned arrangement fits one of the federal safe harbors. Additionally, even if that burden is met, the provider must still comply with the law’s requirements to disclose to the patient the financial relationship involved. A failure by us to comply with the Anti-Kickback Statute, TPSA or Arizona laws could have an adverse effect on our business.
Corporate Practice of Medicine
Texas law generally does not permit business corporations to practice medicine, exercise control over the professional decisions of physicians who practice medicine or engage in various business practices, such as employing physicians. A widely used statutory exception in Texas is for the employment of physicians by non-profit health corporations that are certified by the Texas Medical Board under Section 162.001(b) of the Texas Occupations Code. We contract some professional services through this structure. Similarly, Texas and Arizona prohibit fee-splitting arrangements with physicians where professional fees of physicians are shared with non-physician persons or non-physician owned entities. The physicians who perform procedures at our facilities or who perform contracted physician services are individually licensed to practice medicine. In most instances within our Medical Segment, the physicians are not affiliated with us other than through the physicians’ ownership in the limited partnerships and limited liability companies that own certain of our facilities and through the service agreements we have with some physicians. The laws in many states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation, and interpretation and enforcement of these laws vary significantly from state to state. Therefore, we cannot provide assurances that our activities, if challenged, will be found to be in compliance with these laws.
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
HIPAA
We are subject to the Health Insurance Portability and Accountability Act (HIPAA), which mandates industry standards for the exchange of protected health information, including electronic health information. While we believe that we have implemented privacy and security systems to bring us into material compliance with HIPAA, we cannot ensure that the business associates to whom we provide information will comply with HIPAA standards. If we, for whatever reasons, fail to comply with the standards, or any state statute that governs an individual’s right to privacy that are not pre-empted by HIPAA, we could be subject to criminal penalties and civil sanctions, which could have an adverse effect on our business.
Patient Protection and Affordable Care Act
We may be affected by the Patient Protection and Affordable Care Act (PPACA), which began taking effect in 2010. The impact on us remains uncertain. By mandating that residents obtain minimum levels of health insurance coverage, the PPACA has expanded the overall number of insured patients. However, it remains to be seen whether the cost born by employers of providing insurance coverage will result in a shift away from the types of policies that have historically provided the coverage that we have relied upon in the past. Further, as discussed above, the impact that value-based purchasing initiatives could have on our revenues remains unclear. We continue to review the potential impact of the PPACA’s provisions on its business as the out-of-network reimbursement under the policies issued by the state exchange might be substantially lower than those by the employer-sponsored polices.
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
Consumer Protection Laws and Regulations
Our business, in particular our Marketing Segment, is affected by consumer protection laws and regulations. Government regulations may directly or indirectly affect or attempt to affect the scope, content and manner of presentation of health services, advertising and marketing services we provide. Such regulation may seek, among other things, to limit our ability to advertise for certain products and services. In addition, there has been a tendency on the part of businesses to resort to the judicial system to challenge advertising practices, which could cause our clients affected by such actions to reduce their spending on our services. Any limitation or judicial action that effects our ability to meet our clients’ needs or reduces client spending on our services could affect our business.
Most states regulate advertising related to healthcare. Most of these laws and regulations address the obligations of a licensed professional to accurately describe his or her credentials, the efficacy of treatments offered by the professional and the risks to a potential patient of such treatments. In some states it is unclear what rules apply to advertisers of healthcare services who are not licensed professionals. If we determine that regulatory requirements in a given state prevent one or more of our Marketing Segment programs, we may be required to cease contracting with physicians and healthcare facilities in that state and to cease marketing services to citizens of that state. However, if advertising requirements on the whole become overly burdensome, we may elect to terminate operations or particular marketing services programs entirely or avoid introducing particular Marketing Segment programs. In some states we have modified the compensation structure of our Marketing Segment programs to reduce uncertainty regarding our compliance with state laws.
The Federal Trade Commission enforces Section 5 of the Federal Trade Commission Act (FTC), which prohibits deceptive or unfair practices in or affecting commerce, and Section 12 of the FTC Act, which prohibits the dissemination of any false advertisement to induce the purchase of any food, drug, device, or service. An ad is deceptive under Section 5 of the FTC Act if it has a statement – or omits information – that: 1) is likely to mislead consumers acting reasonably under the circumstances; and 2) is “material” – that is, important to a consumer’s decision to buy or use the product. An ad or business practice is unfair if: 1) it causes or is likely to cause substantial consumer injury that a consumer could not reasonably avoid; and 2) the injury is not outweighed by any benefit the practice provides to consumers or competition. These consumer protection laws apply equally to marketers across all mediums, whether delivered on a desktop computer, a mobile device, or more traditional media such as television, radio, or print. If a disclosure is needed to prevent an online ad claim from being deceptive or unfair, it must be clear and conspicuous. Under the FTC guidance, this means advertisers should ensure that the disclosure is clear and conspicuous on all devices and platforms that consumers may use to view the ad. FTC guidance also explains that if an advertisement without a disclosure would be deceptive or unfair, or would otherwise violate a rule, and the disclosure cannot be made clearly and conspicuously on a device or platform, then that device or platform should not be used. It may be difficult or impossible for us to know precisely how clearly a disclosure appears on a particular platform which may cause our disclosures to be inadequate. This may subject us to significant penalties, including statutory damages.
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
Our business could be adversely affected by newly-adopted or amended laws, rules, regulations and orders relating to telemarketing and increased enforcement of such laws, rules, regulations or orders by governmental agencies or by private litigants. One example of recent regulatory changes that may affect our business is the Telephone Consumer Protection Act (TCPA). Regulations adopted by the Federal Communications Commission under the TCPA that became effective October 16, 2013 require the prior express written consent of the called party before a caller can initiate telemarketing calls (i) to wireless numbers (including text messaging) using an automatic telephone dialing system or an artificial or prerecorded voice; or (ii) to residential lines using an artificial or prerecorded voice. Failure to comply with the TCPA can result in significant penalties, including statutory damages. Our efforts to comply with these regulations may negatively affect conversion rates of leads.

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
Federal Stark Law
The Federal Stark Law, also known as the physician self-referral law, prohibits a physician from referring Medicare patients to an entity (including hospitals) for the furnishing of “designated health services,” if the physician or a member of the physician’s immediate family has a direct or indirect “financial relationship” with the entity, unless a specific exception applies, and further prohibits the entity from billing for any services that arise out of such prohibited referrals. Certain of these provisions are applicable to the referral of Medicaid patients as well. Designated health services include the following services when they may be paid for by the Medicare program: inpatient and outpatient hospital services; clinical laboratory services; radiology and certain other imaging services; physical therapy services, occupational therapy services, and outpatient speech-language pathology services; durable medical equipment and supplies; outpatient prescription drugs; home health services; radiation services and supplies; parental and eternal nutrients, equipment and supplies; and prosthetics, orthotics, and prosthetic devices and supplies, all of which are services that our affiliated physicians may order. The prohibition applies regardless of the rationale for the financial relationship and the reason for ordering the service. Therefore, intent to commit an illegal act is not required in order for the government to prove that a physician has violated the Stark Law. Like the Anti-Kickback Statute, the Stark Law contains a number of statutory and regulatory exceptions that protect certain types of transactions and business arrangements from penalty. When the Stark Law applies to a referral, compliance with all elements of an applicable Stark Law exception is necessary in order to avoid violation of the statute.

The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation, assessments up to three times the amount of each claim for Medicare reimbursement knowingly made for services ordered in violation of the statute, and possible exclusion from future participation in governmental healthcare programs. A physician or an entity that engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Knowing submission of a claim in violation of the Stark Law may also result in a False Claims Act allegation.

Some states have enacted statutes and regulations similar to the Stark Law, but which may be applicable to the referral of patients regardless of their payor source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state.
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
The competition among ASCs and hospitals for physicians and patients has intensified in recent years. As a result, some hospitals have been acquiring physician practices and employing the physicians to work for the hospital. These hospitals incentivize physicians to utilize the hospitals' facilities. Further, some traditional hospitals have recently formed joint ventures with physicians whereby the hospital manages, but the hospital and physicians jointly own, an ASC.
In addition, there are several large, publicly traded companies, divisions or subsidiaries of large publicly traded companies, and several private companies that develop and acquire ASCs and hospitals. These companies may compete with us in the acquisition of additional ASCs and hospitals. For instance, publicly-traded Envision Healthcare (NYSE: EVHC), who completed their merger with former ASC market leader Amsurg in December of 2016, owns 260 ASCs and employs over 19,000 physician partners and APP’s across 47 states. Other leaders in our market include Tenet Healthcare (NYSE: THC), Surgical Care Affiliates (NASDAQ: SCAI), Surgery Partners (NYSE: SGRY) and Hospital Corporation of America (NYSE: HCA).
Further, many physician groups develop ASCs without a corporate partner, using consultants who typically perform corporate services for a fee and who may take a small equity interest in the ongoing operations of such ASCs. See "Risk Factors – Risks Relating to Our Business – We Face Significant Competition From Other Healthcare Providers."
Based on our innovative approach, we believe we are well positioned in our current markets as a surgical services and marketing services platform of choice for patients and physicians. Our focus on providing care, complemented by our unique Marketing

Segment offerings, is a key differentiating factor of our strategy. We believe this approach drives physician engagement, better coordination of care with patients, continuous clinical and administrative improvement and enhanced efficiency, all while reducing costs.
Seasonality
The surgical segment of the healthcare industry tends to be impacted by seasonality due to the nature of most benefit plans resetting on a calendar year basis. As patients utilize and reduce their remaining deductible throughout the year, ASCs and surgical hospitals typically see an increase in volume throughout the year with the biggest impact coming in the fourth quarter. Historically, approximately 40% of our annual revenues have been recognized in the fourth quarter.
Facility Operations
See Part I. Item 2. Properties for details on the Company's facilities.
Employees
As of February 14, 2017, we had approximately 900 employees, of which 700 are full time.
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
As of December 2014, we became a provider of marketing services to our own affiliated entities as well as to third parties which added some degree of diversification to our business. Five facilities represent approximately 96% of our contracted marketing revenue for the year-ended December 31, 2016, and four facilities represent approximately 89% of our contracted marketing accounts receivable as of December 31, 2016. As a result, our Marketing Segment is subject to a certain degree of revenue concentration. Because of this concentration among these facilities, if an event were to adversely affect one of these facilities, it may have a material impact on our business.
In addition, approximately 96.6% of the revenues from cases performed at our facilities in 2016 were concentrated among four major private insurance companies and workers’ compensation payors. The loss of any one of these payors could have an adverse effect on our business, results of operations and financial condition.
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
We believe that value-based purchasing initiatives of both governmental and private payors tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other health care facilities and may negatively impact our revenues if we are unable to meet expected quality standards. The PPACA contains a number of provisions intended to promote value-based purchasing in federal health care programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, while hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement.
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
As with most government reimbursement programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect our revenues and results of operations. The Centers for Medicare and Medicaid Services (“CMS”) introduced substantial changes to reimbursement and coverage in early 2007. While the ASC final rule expanded the types of procedures eligible for payment in the ASC setting and excluded from eligibility only those procedures that pose a significant safety risk to patients or are expected to require active medical monitoring at midnight when furnished in an ASC, the ASC final rule also provided a 4-year transition to the fully implemented revised ASC payment rates. Beginning with the November 2007 OPPS/ASC final rule with comment period (CMS-1392-FC), the annual update OPPS/ASC final rule with comment period provides the ASC payment rates and lists the surgical procedures and services that qualify for separate payment under the revised ASC payment system. As a result, reimbursement levels decreased but coverage expanded. These rates remain subject to change, thus our operating margins may continue to be under pressure as a result of changes in payor mix and growth in operating expenses in excess of increases in payments by third-party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to privately insured patients is limited. This could have a material adverse effect on our business, operating results and financial condition.
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
Our performance is greatly dependent on decisions that Third Party Payors make regarding their out-of-network benefits and alternatively, our ability to negotiate profitable contracts with Third Party Payors.
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
At December 31, 2016, approximately 83.8% of our cases were on an “out of network” basis, without any reimbursement rate protection or consistent in-network patient enrollments typically seen from an in-network agreement. Accordingly, we are susceptible to changes in reimbursement policies and procedures by third-party insurers and patients’ preference of using their out of network benefits which could have an adverse effect on our business, results of operations and financial condition.
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
Although we indirectly manage the day-to-day business affairs of all Nobilis Facilities under a management agreement, we only have the right to attend and observe at meetings of each Nobilis Facility’s Medical Board. As such, we do not have the ability to direct day-to-day medical affairs of the Nobilis Facilities, but rather only its business and commercial affairs, all as set forth in the respective governance documents of each Nobilis Facility. In addition, certain actions are subject to a veto by a written vote of a majority in interest of the Physician Limited Partners, including the approval of the annual budget and annual plan (subject to the right of the Nobilis party to continue to operate the Nobilis Facilities in a manner that preserves its business and goodwill, business relationships and physical plant).
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
As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2016 contained intangible assets designated as either goodwill or intangibles totaling approximately $62.0 million in goodwill and approximately $19.6 million in intangibles. Additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of goodwill or other intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
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

•	licensure, certification, enrollment in government programs and certificate of need approval, including requirements affecting the operation, establishment and addition of services and facilities;

•	the necessity, appropriateness, and adequacy of medical care, equipment, and personnel and conditions of coverage and payment for services;

•	quality of care and data reporting;

•	restrictions on ownership of surgery centers;

•	operating policies and procedures;

•	qualifications, training and supervision of medical and support personnel;

•	fee-splitting and the corporate practice of medicine;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	workplace health and safety;

•	consumer protection;

•	anti-competitive conduct;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and other personal information and medical records; and

•	environmental protection.
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
If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised, which could result in a material adverse effect on our reported financial results.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
Technologies, tools, software, and applications could block our advertisements, impair our ability to deliver interest-based advertising, or shift the location in which our advertising appears, which could harm our operating results.
 Technologies, tools, software, and applications (including new and enhanced internet web browsers) have been developed and are likely to continue to be developed that can block display, search, and interest-based advertising and content, delete or block the cookies used to deliver such advertising, or shift the location in which advertising appears on pages so that our advertisements do not show up in the most favorable locations or are obscured. Most of our marketing expenditures are fees paid to internet search companies for the display of our graphical advertisements or clicks on search advertisements on internet web pages. As a result, the adoption of such technologies, tools, software, and applications could reduce the frequency with which, or prominence of, our advertisements in search results. Further, we may not be able to continue to procure and/or to afford primary placement in interest-based advertising locations and this, in turn, could reduce our ability to attract prospective patients to our services or to attract or retain customers to whom we provide marketing and advertising services.
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
Maintaining and enhancing our brands is an important aspect of our efforts to attract potential patients. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in certain portions of the market. Maintaining and enhancing our brands will depend largely on the ability of third parties to perform those surgical services in a safe and effective manner. Given the nature of surgical services and the fact that we do not directly control the physicians performing our procedures, there will always be a significant risk that surgeries may not be successful. We have in the past been negatively impacted by negative reputation of a physician partners, and our brands are susceptible to being negatively impacted in the future by the conduct of third parties, including physicians and healthcare facilities.
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
Future growth will place increased demands on our management, operational and financial information systems and other resources. Further expansion of our operations will require substantial financial resources and management resources and attention. To accommodate our anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational, financial and information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures and controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results. Any failure to implement and improve our management, operational, financial and information systems, or to expand, train, manage or motivate our workforce, could reduce or prevent our growth. We can give no assurances that our personnel, systems, procedures and controls will be adequate to support our operations in the future or that our financial resources and management attention on the expansion of our operations will not adversely affect our business, result of operations and financial condition. In addition, direct-to-consumer marketing may not be a suitable means to attract case volume as patients may not directly seek our services, but instead may choose to consult with a non-Nobilis-affiliated physician. We can offer no guarantees that the financial resources expended on direct-to-consumer marketing campaigns will result in the expansion of our business.
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

We may incur unexpected, material liabilities as a result of acquisitions.
Although we intend to conduct due diligence on any future acquisition, we may inadvertently invest in acquisitions that have material liabilities arising from, for example, the failure to comply with government regulations or other past activities. Although we have professional and general liability insurance, we do not currently maintain and are unlikely to acquire insurance specifically covering every unknown or contingent liability that may have occurred prior to our investment in our facilities, particularly those involving prior civil or criminal misconduct (for which there is no insurance). Incurring such liabilities as a result of future acquisitions could have an adverse effect on our business, operations and financial condition.
We may be subject to professional liability claims.
As a healthcare provider, we are subject to professional liability claims both directly and vicariously through the malpractice of members of our medical staff. We are responsible for the standard of care provided in our facilities by staff working in those facilities. We have legal responsibility for the physical environment and appropriate operation of equipment used during surgical procedures. In addition, we are subject to various liability for the negligence of its credentialed medical staff under circumstances where we either knew or should have known of a problem leading to a patient injury. The physicians credentialed at our facilities are involved in the delivery of healthcare services to the public and are exposed to the risk of professional liability claims. Although we neither control the practice of medicine by physicians nor have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and their services, as a result of the relationship between us and the physicians providing services to patients in our facilities, we or our subsidiaries may become subject to medical malpractice claims under various legal theories. Claims of this nature, if successful, could result in damage awards to the claimants in excess of the limits of available insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. We maintain and require the physicians on the medical staff of our facilities to maintain liability insurance in amounts and coverages believed to be adequate, presently $1 million per claim to an aggregate of $3 million per year.
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
Although exposure to qui tam lawsuits is minimal since Medicare and Medicaid comprise less than 4.0% of our revenue and an even smaller percentage of our profit. Many plaintiffs’ lawyers have refocused their practices on “whistleblower” lawsuits given the reduction in awards from medical malpractice claims. These whistleblower lawsuits are based on alleged violations of government law related to billing practice and kickbacks. Under federal Medicare law, these whistleblowers are entitled to receive a percentage of recoveries made if the federal government takes on the case. However, a whistleblower may pursue direct action against the healthcare entity under the applicable statutes and seek recoveries without federal government intervention. Many malpractice carriers will not insure for violations of the law although they may cover the cost of defense. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on our financial condition.
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

We will remain an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period or (iv) the last day of the fiscal year in which we celebrate the fifth anniversary of our first sale of registered common equity securities pursuant to the Securities Act of 1933, as amended, which occurred on June 4, 2015.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive offices are located in Houston, Texas, which we lease from a third-party pursuant to an agreement with an initial term expiring in October 2020. Our Marketing Segment primarily operates from offices located in Dallas, Texas, which we lease from a third-party pursuant to an agreement in which the initial term expires in April 2017. The Nobilis Facilities, part of our Medical Segment, lease space for the ASCs, hospitals and clinics, as applicable, with expected remaining lease terms ranging from approximately 0.5 to 19 years.
Facility Operations
As of December 31, 2016, unless otherwise indicated, each of our surgical facilities is set forth in the table below. We lease the real property for each of these facilities.

State / Facility	City	Type of Facility	Number of Operating Rooms	Number of Procedure Rooms	Nobilis Percentage Ownership
Texas
First Nobilis Hospital	Bellaire	Hospital	4	1	51%(1)
First Nobilis Surgical Center	Bellaire	HOPD	4	—	51%(2)
Hermann Drive Surgical Hospital	Houston	Hospital	6	2	54.75%
Kirby Surgical Center	Houston	ASC	4	1	25%
Medical Park Surgery Center	Dickinson	HOPD	1	—	100%
Microsurgery Institute of Dallas	Dallas	ASC	3	1	35%(3)
Northstar Healthcare Surgery Center –Houston	Houston	ASC	3	2	100%
Plano Surgical Hospital	Plano	Hospital	6	2	100%

Arizona
Chandler Surgery Center	Chandler	ASC	7	—	100%
Chandler Clinic	Chandler	Clinic	—	—	100%
Northstar Healthcare Surgery Center - Scottsdale	Scottsdale	ASC	4	1	100%
Surprise Surgery Center	Surprise	ASC	2	—	100%
Surprise Clinic	Surprise	Clinic	—	—	100%
Paradise Valley Clinic	Paradise Valley	Clinic	—	—	100%
Phoenix Surgery Center	Phoenix	ASC	5	—	100%
Phoenix Clinic	Phoenix	Clinic	—	—	100%
Scottsdale Liberty Hospital	Scottsdale	Hospital	2	1	75%
Oracle Surgery Center	Tucson	ASC	1	—	100%
Oracle Clinic	Tucson	Clinic	—	—	100%

(1)	First Nobilis Hospital is a wholly owned subsidiary of First Nobilis, LLC, the entity owned 51% by Northstar Healthcare Acquisitions, LLC and 49% by a third party.

(2)	First Nobilis Surgical Center is a wholly owned subsidiary of First Nobilis, LLC, the entity owned 51% by Northstar Healthcare Acquisitions, LLC and 49% by a third party.

(3)	Microsurgery Institute of Dallas ceased operating as of September 30, 2015.

Item 3. Legal Proceedings
Information relating to legal proceedings is described in Note 25 - Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. - Financial Statements and Supplementary Data of this Annual Report, and the information discussed therein is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Prices and Dividends
The Company's common shares were voluntarily delisted from the Toronto Stock Exchange (TSX) at the close of markets on December 30, 2016 pursuant to the Company’s application for voluntary delisting and the satisfaction of the conditions to delist from the TSX. The delisting from the TSX will not affect the Company’s listing on the NYSE listing.
Our outstanding common shares, no par value, are on the NYSE MKT under the symbol “HLTH”. Our common shares traded on the over the counter (OTC) pink sheets in the United States until April 17, 2015 when it commenced trading on the NYSE MKT. The following table outlines the share price trading range and volume of shares traded by quarter as follows:

	Toronto Stock Exchange		NYSE MKT/OTC Pink Sheets
	Share Price Trading Range		Share Price Trading Range
	High	Low	High	Low
	(C$ per share)		($ per share)
2016
1st Quarter	4.85	4.44	3.62	1.82
2nd Quarter	6.00	5.67	4.66	4.40
3rd Quarter	4.97	4.84	3.86	3.77
4th Quarter	4.72	4.60	3.65	3.48
2015
1st Quarter	6.72	3.14	5.24	2.70
2nd Quarter	11.00	6.38	9.34	5.14
3rd Quarter	9.50	5.04	7.80	3.83
4th Quarter	5.50	2.83	5.95	2.15
2014
1st Quarter	1.28	0.98	1.16	0.90
2nd Quarter	1.22	0.97	1.11	0.92
3rd Quarter	1.58	1.11	1.45	0.96
4th Quarter	3.60	1.11	3.05	1.07
As of February 14, 2017 there were approximately 19 holders of record of our common shares, not including beneficial owners holding shares through nominee names.
We have not declared or paid any cash dividends on our common shares for over five years and we do not anticipate paying any dividends in the foreseeable future. We expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will depend upon our future revenues, earnings and capital requirements and other factors the Board of Directors consider relevant.
Equity Compensation Plan Information
The following table summarizes certain information regarding our equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (C$)	Number of securities remaining available for future issuance under equity compensation plans (1) (2)
Equity compensation plans approved by security holders (aggregated)	7,544,025	$2.61	8,016,978
Equity compensation plans not approved by security holders (aggregated)	392,383(3)	$9.00	—
Notes:

(1)	Includes securities issued under our Fourth Amended and Restated Restricted Share Unit Plan and First Amended Stock Option Plan (the “Stock Option Plan”) up to December 31, 2016.

(2)	Excludes securities reflected in column entitled “Number of securities to be issued upon exercise of outstanding options, warrants and rights”

(3)	Issued in the 2015 Private Placement.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The company issued 750,000 unregistered common shares in conjunction with the acquisition of AZ Vein.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable.
Performance Graph
The information required by this item is incorporated by reference to our definitive proxy statement for our 2016 Annual Meeting of Shareholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2016.
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
This summary is based upon the provisions of the Tax Act in force as of the date hereof, all specific proposals (the “Proposed Amendments”), to amend the Tax Act that have been publicly and officially announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and management’s understanding of the current administrative policies and practices of the Canada Revenue Agency (the CRA), published in writing by it prior to the date hereof. This summary assumes the Proposed

Amendments will be enacted in the form proposed. However, no assurance can be given that the Proposed Amendments will be enacted in their current form, or at all. This summary is not exhaustive of all possible Canadian federal income tax considerations and, except for the Proposed Amendments, does not take into account or anticipate any changes in the law or any changes in the CRA’s administrative policies or practices, whether by legislative, governmental or judicial action or decision, nor does it take into account or anticipate any other federal or any provincial, territorial or foreign tax considerations, which may differ significantly from those discussed herein.
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
Item 6. Selected Financial Data
This section presents our selected consolidated financial data for the periods and as of the dates indicated. The selected historical consolidated financial data presented below is not intended to replace our historical consolidated financial statements. The following selected consolidated financial data should be read in conjunction with both Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report in order to understand those factors, such as the acquisition of AZ Vein, which may affect the comparability of the Selected Financial Data (in thousands, except per share data):

	Year ended December 31,
	2016	2015	2014	2013	2012

Revenues	$285,744	$229,216	$84,029	$31,128	$20,897
Net income	$7,102	$63,933	$15,970	$6,674	$5,240
Net income attributable to noncontrolling interests	$653	$13,093	$13,077	$5,476	$4,042
Net income attributable to Nobilis Health Corp.	$6,449	$50,840	$2,893	$1,198	$1,198
Net income per common share
Basic	$0.08	$0.76	$0.06	$0.03	$0.03
Diluted	$0.08	$0.68	$0.06	$0.03	$0.03
Total Assets	$305,435	$242,027	$105,332	$22,639	$12,871
Total long-term debt and capital lease obligations	$62,960	$35,123	$20,269	$1,905	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following MD&A is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to - and should be read in conjunction with - our consolidated financial statements and the accompanying footnotes included in Part II, Item 8 - Financial Statements and Supplementary Data included in this Annual Report. Our MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements we make. These risks and uncertainties are discussed further in Part I, Item 1A - Risk Factors included in this Annual Report. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words including, but not limited to the following: “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “continue” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements are based on the Company's current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to the following:

•
    our ability to successfully maintain effective internal controls over financial reporting, including the impact of material weaknesses identified by management and our ability to remediate such control deficiencies;

•	our ability to implement our business strategy, manage the growth in our business, and integrate acquired businesses;

•	the risk of litigation and investigations, and liability claims for damages and other expenses not covered by insurance;

•	the risk that payments from third-party payers, including government healthcare programs, may decrease or not increase as costs increase;

•	adverse developments affecting the medical practices of our physician limited partners;

•	our ability to maintain favorable relations with our physician limited partners;

•	our ability to grow revenues by increasing case and procedure volume while maintaining profitability;

•	failure to timely or accurately bill for services;

•	our ability to compete for physician partners, patients and strategic relationships;

•	the risk of changes in patient volume and patient mix;

•	the risk that laws and regulations that regulate payments for medical services made by government healthcare programs could cause our revenues to decrease;

•	the risk that contracts are canceled or not renewed or that we are not able to enter into additional contracts under terms that are acceptable to us; and

•	the risk of potential decreases in our reimbursement rates.
The foregoing are significant factors we think could cause our actual results to differ materially from expected results. There could be additional factors besides those listed herein that also could affect us in an adverse manner.
This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we may expect. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, when evaluating the information presented in this Annual Report or other disclosures because current plans, anticipated actions, and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.
The following discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part II, Item 8 - Financial Statements.
Executive Overview
Our operations consist of two reportable business segments, the Medical Segment and the Marketing Segment, each of which is described in more detail in the following paragraphs. Our Medical Segment owns and/or manages outpatient surgery centers, surgical hospitals and clinics. It focuses on improving patient outcomes by providing minimally invasive procedures that can be performed in low-cost, outpatient settings. Our business also utilizes innovative direct-to-patient marketing and proprietary technologies to drive patient engagement and education. Our Marketing Segment provides these services to the facilities that comprise our Medical Segment; we also provide these services to third parties as a stand-alone service.
Our portfolio of ambulatory surgical centers (ASCs), surgical hospitals and clinics is complemented by our Marketing Segment, which allows us to operate those facilities in many instances with few, if any, physician partners. Our differentiated business strategy provides value to patients, physicians and payors, and enables us to capitalize on recent trends in the healthcare industry, particularly with regard to increased consumerism in the healthcare space. As a result, we believe we are positioned for continued growth.
On October 28, 2016, we purchased the Arizona Vein and Vascular Center, LLC (AVVC) brand and associated assets, thereby expanding our specialty mix to include the treatment of venous diseases with little modification to our existing infrastructure of ASCs, surgical hospitals and clinics. Our facilities will be able to offer a range of treatments, both surgical and non-surgical, for those patients suffering from venous diseases, which today affect more than 30 million Americans.
Our growth strategy focuses on:

•	Driving organic growth in facilities that we own and operate; and

•	Executing a disciplined acquisition strategy that results in accretive acquisitions.
Medical Segment
Our Medical Segment broadly includes our ownership and operation of healthcare facilities (the “Nobilis Facilities”) (which include outpatient surgery centers, hospitals and clinics) and ancillary service providers (“Nobilis Ancillary Service Lines”).
As of December 31, 2016, there are 19 Nobilis facilities, consisting of 4 hospitals (3 in Texas and 1 in Arizona), 10 ambulatory surgery centers (5 in Texas and 5 in Arizona) and 5 clinics in Arizona, partnered with 38 facilities and marketed 8 brands. We earn revenue in our Medical Segment from the “facility fees” or “technical fees” from third party payors or patients for the services rendered at the Nobilis Facilities. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients.
These clinical specialties include orthopedic surgery, podiatric surgery, vein and vascular, ear nose and throat (ENT) surgery, pain management, gastro-intestinal surgery, gynecology and general surgery. The Nobilis ASCs do not offer the full range of services typically found in traditional hospitals. Many of our surgical patients require additional complementary healthcare services, and our suite of ancillary services, currently including surgical assist, intraoperative neuromonitoring (“IOM”) and anesthesia, aims to address the needs of patients and physicians through the provision of these services in a high quality, cost effective manner. We began implementing this approach across our operations in 2015, and in 2016 we expanded the scope of our ancillary services by providing clinical lab testing through our Hermann Drive Surgical Hospital location. The addition of the clinical lab testing modality, which currently consists solely of blood testing, has helped us successfully expand our continuum of care as well as increase facility efficiency. We believe offering a full suite of ancillary services provides numerous benefits to patients and physicians as it improves our coordination of the various services they require, and enhances the quality of patients’ clinical outcomes as well as their overall experience. The Nobilis Hospitals do offer the services typically found in traditional hospitals and, as a result, have ability to take on more complex cases and cases that may require an overnight stay.
Marketing Segment
Our Marketing Segment provides marketing services, patient education services and patient care coordination management services to the Nobilis Facilities, to third party facilities in states where we currently do not operate, and to physicians. We market several minimally-invasive medical procedures and brands, which include the following:

•	North American Spine: promotion of minimally invasive spine procedures (pain management, musculoskeletal and spine);

•	Migraine Treatment Centers of America: promotion of procedures related to chronic migraine pain (interventional headache procedure);

•	NueStep: promotion of surgical procedures designed to treat pain in the foot, ankle and leg (podiatry);

•	Evolve: The Experts in Weight Loss Surgery: promotion of surgical weight loss procedures (bariatrics);

•	Minimally Invasive Reproductive Surgery Institute (“MIRI”): promotion of women’s health related procedures;

•	Onward Orthopedics: promotion of general orthopedics, sports medicine related to orthopedics (orthopedics and pain management interventions);

•	Clarity Vein and Vascular: promotion of cosmetic and medical vein and vascular treatments; and

•	Arizona Vein and Vascular: promotion of cosmetic and medical vein and vascular treatments.
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
Our revenues from physician-related services are, depending on the laws of the state in which a partner-physician practices, either earned directly from professional fees or through the purchase of accounts receivable. In Texas, we engage physicians through entities exempt from Texas corporate practice of medicine laws that directly earn professional fees for partner-physician services and, in turn, pay partner-physicians a reasonable fee for rendering those professional services. In other states, we manage our partner-physicians’ practices and purchase the accounts receivable at a discount of those practices through accounts receivable purchase agreements, consistent with the laws in those states. The revenues generated from certain accounts receivables purchased from third parties in the ordinary course of business represents our factoring revenues.
Operating Environment
The Medical Segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Segment are from reimbursement to the Nobilis Hospitals and Nobilis ASCs as “out-of-network” providers. This means the Nobilis Facilities are not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. The reimbursement to in-network providers, however, is typically far less than that paid to out of network providers. To a far lesser degree, the Nobilis Facilities earn fees from governmental payor programs such as Medicare. For the twelve months ended December 31, 2016, 2015 and 2014, we derived approximately 0.4%, 0.4% and 0.7% for the respective periods of our Medical Segment’s net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payers and patient co-pays, coinsurance, and deductibles.
We receive a relatively small amount of revenue from Medicare. We also receive a relatively small portion of revenue directly from uninsured patients, who pay out of pocket for the services they receive. Insured patients are responsible for services not covered by their health insurance plans, deductibles, co-payments and co-insurance obligations under their plans. The amount of these deductibles, co-payments and co-insurance obligations has increased in recent years but does not represent a material component of the revenue generated by the Nobilis Facilities. The surgical center fees of the Nobilis Facilities are generated by the physician limited partners and the other physicians who utilize the Nobilis Facilities to provide services.

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
In certain instances in this MD&A, we analyze growth and trends by bifurcating our business into “same center facilities” and “new facilities”. “Same center facilities” can be defined as any facility that has been acquired before January 1, 2015. All other facilities are considered to be “new facilities” until the following year.
Recent Developments

•
Arizona Vein and Vascular Acquisition. In October 2016, we closed the acquired AVVC and its four affiliated surgery centers operating as Arizona Center for Minimally Invasive Surgery, LLC (ACMIS) (collectively "AZ Vein"). For more information on this acquisition, see Note 3 - Acquisitions of Part II, Item 8. - Financial Statements and Supplementary Data.

•
BBVA Financing. In October 2016, we closed an $82.5 million credit facility with BBVA Compass Bank (the "BBVA Credit Agreement") consisting of a $52.5 million term loan and a $30.0 million revolving credit facility. The BBVA Credit Agreement is led by Compass Bank as administrative agent with BBVA Compass as sole lead arranger and book runner, and Legacy Texas Bank as documentation agent. Four other banks participated in the new facility. The BBVA Credit Agreement refinanced all previously held debt and lines of credit previously held under Healthcare Financial Solutions, LLC (formerly known as GE Capital Corporation), and proceeds were used in part to fund the acquisition of AZ Vein and its affiliated surgery centers.

•
Diagnostic Laboratory Testing. In September 2016, we expanded our portfolio of ancillary services to include diagnostic lab testing services for patients through Hermann Drive Surgical Hospital (HDSH).

•
Group Purchasing Organization (GPO). In October 2016, we partnered with a GPO who maintains over $28.5 billion purchasing power and provides us access to the highest quality of products and industry leading contract pricing from suppliers.  The GPO will partner with us to drive best operating and clinical practices, and accelerate cost savings across the Nobilis Facilities. The agreement contemplates immediate contract value from the GPO's committed portfolio as well as access to clinical and sourcing experts that will be closely integrated with the our service lines, operations and supply chain leadership.

Seasonality of the Business
The surgical segment of the healthcare industry tends to be impacted by seasonality due to the nature of most benefit plans resetting on a calendar year basis. As patients utilize and reduce their remaining deductible throughout the year, ASCs and surgical hospitals typically see an increase in volume throughout the year with the biggest impact coming in the fourth quarter. Historically, approximately 40% of our annual revenues have been recognized in the fourth quarter.

Consolidated Statements of Operations
Years-Ended December 31, 2016 and 2015
(in thousands)

	Years ended December 31,
	2016	2015

Revenues:
Patient and net professional fees	$264,211	$209,446
Contracted marketing revenues	13,346	13,106
Factoring revenues	8,187	6,664
Total revenues	285,744	229,216
Operating expenses:
Salaries and benefits	52,774	40,845
Drugs and supplies	57,011	37,365
General and administrative	126,848	79,422
Bad debt (recovery) expense, net	(385)	3,557
Depreciation and amortization	8,539	4,531
Total operating expenses	244,787	165,720
Corporate expenses:
Salaries and benefits	6,974	6,597
General and administrative	18,897	22,648
Legal expenses	4,755	2,445
Depreciation	293	156
Total corporate expenses	30,919	31,846
Income from operations	10,038	31,650
Other (income) expense:
Change in fair value of warrant and stock option derivative liabilities	(2,580)	(8,985)
Interest expense	3,999	1,597
Bargain purchase gain	—	(1,733)
Other (income) expense, net	(2,970)	34
Total other (income) expense	(1,551)	(9,087)
Income before income taxes and noncontrolling interests	11,589	40,737
Income tax expense (benefit)	4,487	(23,196)
Net income	$7,102	$63,933

CONSOLIDATED
Revenues
Total revenues for the year ended December 31, 2016, totaled $285.7 million, an increase of $56.5 million or 24.7%, compared to $229.2 million in the prior corresponding period. The Company's consolidated cases increased 2,127 or 11.9% versus the prior corresponding period. Medical Segment revenues increased by $58.9 million to $264.6 million, or 28.6% compared to $205.7 million from the prior corresponding period, while the Marketing Segment offset this increase by $2.4 million.
Salaries and Benefits
Operating salaries and benefits for the year ended December 31, 2016, totaled $52.8 million, an increase of $11.9 million, or 29.2%, compared to $40.8 million in the prior corresponding period. The Medical Segment increased by $12.2 million, or 39.7%, and the Marketing Segment decreased $0.3 million period over period.

Drugs and Supplies
Drugs and supplies expense for the year ended December 31, 2016, totaled $57.0 million, an increase of $19.6 million or 52.6% compared to $37.4 million in the prior corresponding period. The Medical Segment increased by $18.1 million or 50.4%, while the Marketing Segment increased $1.5 million period over period.
General and Administrative
Operating general and administrative expense for year ended December 31, 2016, totaled $126.8 million, an increase of $47.4 million, or 59.7%, compared to $79.4 million in the prior corresponding period. The Medical Segment accounted for $48.6 million of the increase, offset by a decrease of $1.2 million in the Marketing Segment.
Depreciation and Amortization
Operating depreciation for the year ended December 31, 2016, totaled $8.5 million, an increase of $4.0 million or 88.5%, compared to $4.5 million the prior corresponding period. This increase is primarily due to an increase in property and equipment acquired through our purchase of three hospitals and AZ Vein, which included 4 ASCs and 5 clinics.
Total Corporate Costs
Corporate costs totaled $30.9 million, a decrease of $0.9 million or 2.9%, compared to $31.8 million in the prior corresponding period. Salaries and benefits for the year ended December 31, 2016, totaled $7.0 million, an increase of $0.4 million or 5.7%, compared to $6.6 million from the prior corresponding period. The $0.4 million increase is due to the hiring of additional corporate staff in 2016 related to accounting, finance and information technology. Legal expenses for the year ended December 31, 2016, totaled $4.8 million, an increase of $2.3 million or 94.5%, compared to $2.4 million from the prior corresponding period. The increase in legal expenses was attributable to costs related to a legal review of our recent restatements, acquisition and litigation expenses. General and administrative expenses for the year ended December 31, 2016, totaled $18.9 million, a decrease of $3.8 million or 16.6%, compared to $22.6 million in the prior corresponding period. In 2015, an accelerated vesting of senior executive share-based compensation related to a change of positions within the Company and additional stock-based compensation raised prior year corporate general and administrative expenses. The current year decrease in general and administrative expense was primarily attributable to a decline in non-cash compensation expense for the year ended December 31, 2016.
Other Expense (Income)
For the year ended December 31, 2016, the Company recognized $1.6 million of other income compared to $9.1 million of other income in prior year. The change primarily related to a change in warrant and stock option derivative liability of $6.4 million. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S. dollars and therefore recorded as derivative liabilities. Change in fair value of warrant and stock option derivative liabilities are a result of adjusting the estimated fair value at the end of the period, using the Black-Scholes Model.
There was a $1.7 million bargain purchase gain in the prior period related the acquisition of one of our facilities.
Lastly, interest expense increased $2.4 million as a result of average increase in borrowings, amortization of debt issuance costs and $0.8 million write off of deferred financing costs.
Income tax expense
The net tax expense for the year ended December 31, 2016 was $4.5 million, compared to $23.2 million benefit from the prior corresponding period. The temporary differences attributable to the projected taxable loss include goodwill amortization, allowance for bad debt and other accrued liabilities. For the year ended December 31, 2016, the effective tax rate differs from the statutory tax rate primarily due to equity compensation, Canada's loss that we do not expect to realize, and noncontrolling interests. The Company’s state tax expense was $0.8 million for the year ended December 31, 2016. Our effective tax rate during the year ended December 31, 2016 was approximately 38.7%.
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

MEDICAL SEGMENT

REVENUES
The following table sets out our comparable changes in Medical Segment revenue and case volume for our facilities as of the year ended December 31, 2016 and 2015 (in thousands, except case and per case data):

	Years ended December 31,
	Revenue (in thousands)		Number of Cases (1)		Revenue per Case (2)
	2016	2015	2016	2015	2016	2015

Hospitals	$211,953	$126,567	11,150	5,356	$19,009	$23,631
ASCs	42,670	76,880	7,829	11,225	5,450	6,849
Ancillary services	10,019	2,283	—	—	—	—
Total	$264,642	$205,730	18,979	16,581	$13,944	$12,408

Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
The Company analyzed the past 18 to 24 months of accounts receivable collections from third-party payors used in estimating net patient revenues on a regular basis. Based on the results of this analysis during the fourth quarter of 2016, the Company concluded that the historical estimates used to establish the net patient revenues resulted in, and could continue to result in, an understatement of accounts receivable collections and net patient revenues. As a result, the Company revised the estimates used to establish the net patient revenues effective as of the fourth quarter of 2016. This change in estimate resulted in an increase of approximately $3.5 million in trade accounts receivable and corresponding increase to patient and net professional fees to the Company’s Medical Segment.

CASE MIX
The following table sets forth the combined number of cases by medical specialty performed for year ended December 31, 2016 and 2015:

	2016		2015
Specialty	Cases	%	Cases	%

Pain Management	6,791	35.8%	4,794	29.0%
Orthopedics	1,670	8.8%	1,210	7.3%
Spine	1,791	9.4%	1,945	11.7%
Podiatry	419	2.2%	552	3.3%
Gastro-intestinal	98	0.5%	273	1.6%
General Surgery	676	3.6%	749	4.5%
Plastic & Reconstructive	1,782	9.4%	1,576	9.5%
Bariatrics	4,053	21.4%	3,925	23.7%
Gynecology	753	4.0%	898	5.4%
Urology	2	—%	19	0.1%
ENT	725	3.8%	640	3.9%
Vascular	219	1.1%	—	—%
TOTAL	18,979	100%	16,581	100%
Notes:
(1) The table listed above is exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.

INN - ONN CONRACT MIX OF TOTAL MEDICAL CASES PERFORMED
The following table sets out the contract mix of cases performed that were in network (“INN”) compared to cases performed that were out of network (“OON”) at our Medical Segment for the year ended December 31, 2016 and 2015.

	2016	2015
Contract Network Type	Contract Mix	Contract Mix

OON	83.8%	87.2%
INN	16.2%	12.8%
TOTAL	100%	100%
Revenues
Revenues for the Medical Segment increased by $58.9 million to $264.6 million, or 28.6% compared to $205.7 million from the prior corresponding period. Net service patient revenues increased $1,536 per case period over period. Revenues increased primarily due to a 14.5% increase in the Medical Segment's case volume, and higher acuity cases performed in hospitals receiving larger reimbursements. New center facilities for the Medical Segment increased $77.3 million or 179.8% and we added 4,553 cases or 158.9% primarily due to the acquisition of three hospitals in 2015 and AZ Vein in 2016. Same center facilities for the Medical Segment decreased $18.4 million or 11.3% and cases declined by 2,155 cases or 15.7%. Primarily due to a decline in ASC revenue due to the closing of operations of an ASC in Dallas.
Salaries and Benefits
Salaries and Benefits for the Medical Segment increased by $12.2 million to $42.9 million, or 39.7% compared to $30.7 million from the prior corresponding period. The staffing costs for the Medical Segment at new facilities accounted for an increase of $14.2 million, which was offset by a $2.0 million decrease attributable to staffing at same center facilities driven by case volume declines due to cases being shifted to one of our new hospitals. Operating salaries and benefits increased primarily due to the acquisition of hospitals in 2015, AZ Vein and the additional facility resources required to accommodate the increase in cases over prior year.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment increased by $18.1 million to $54.1 million, or 50.4% compared to $36.0 million from the prior corresponding period. Medical supplies costs for the Medical Segment at new facilities accounted for $18.1 million of the increase. Drugs and supplies increased compared to the prior corresponding period primarily due to the acquisition of three hospitals in 2015. Hospitals require higher drugs and supply costs than ASCs as a result of performing more complex and higher acuity cases.
General and Administrative
General and administrative expense for the Medical Segment increased by $48.6 million to $123.7 million, or 64.7% compared to $75.1 million. The Medical Segment new facilities contributed $29.1 million of the increase while the remaining $19.5 million increase was attributable to same center facilities. The increase in the Medical Segment is due to an increase in marketing expenses, and operations associated with Medical Segment facilities, primarily due to the acquisition of hospitals in 2015, AZ Vein and expenses associated with our new lab service line. In addition, during 2016 we increased our physician marketing expense by adding several new physicians to our direct-to-consumer marketing program in an effort to drive additional cases.
For the year ended December 31, 2016, marketing expenses allocated to the Medical Segment increased by $8.5 million to $28.1 million, compared to $19.6 million for the corresponding period. These marketing cost are allocated from our Marketing Segment for cases performed at Nobilis Facilities. The acquisition of hospitals allows us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, there was a decrease in general and administrative costs within our Marketing Segment, discussed later herein.
MARKETING SEGMENT
REVENUES
The following tables set out our comparable changes in Marketing Segment revenue and case volumes for our facilities as of the year ended December 31, 2016 and 2015 (in thousands, except cases and per case data):

	Years ended December 31,
	Revenues		Number of Cases (1)		Revenues
	(in thousands)				per Case (2)
	2016	2015	2016	2015	2016	2015

Marketing	$21,102	$23,486	962	1,233	$21,936	$19,048
Total	$21,102	$23,486	962	1,233	$21,936	$19,048
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
CASE MIX
The following table sets forth the combined number of marketing cases for year ended December 31, 2016 and 2015:

	2016		2015
Specialty	Cases	%	Cases	%

Pain Management	551	57.3%	725	58.8%
Orthopedics	2	0.2%	—	—%
Spine	404	42.0%	504	40.9%
Podiatry	4	0.4%	—	—%
Gynecology	—	—%	4	0.3%
Bariatrics	1	0.1%	—	—
TOTAL	962	100%	1,233	100%
Notes:
(1) The table listed above is exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.
INN - ONN CONTRACT MIX OF TOTAL CASES PERFORMED
The following table sets out the contract mix of cases performed that were INN compared to cases performed that were OON at our Marketing Segment for the year ended December 31, 2016 and 2015.

Contract Network Type	2016 Contract Mix	2015 Contract Mix

OON	39.9%	15.4%
INN	60.1%	84.6%
TOTAL	100%	100%

Revenues
Revenues for the Marketing Segment decreased by $2.4 million to $21.1 million, or 10.2% compared to $23.5 million from the prior corresponding period. Marketing Segment revenues decreased primarily due to a decrease of 271 cases. During 2016 management drove more cases to Nobilis owned facilities in the Medical Segment. Revenues increased $2,888 per case period over period, primarily attributable to higher concentrations of OON cases.
Salaries and Benefits
Salaries and benefits for the Marketing Segment decreased $0.3 million to $9.8 million compared to $10.1 million from the prior period primarily due to certain personnel leaving the Company in 2016.

General and Administrative
General and administrative expense for the Marketing Segment decreased by $1.6 million compared to $4.3 million for the corresponding period. Marketing costs are allocated to our Medical Segment for cases performed at Nobilis Facilities. The decrease in the Marketing Segment's general and administrative expense is attributable to driving cases to our Nobilis facilities. The acquisition of hospitals allows us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, we see a decrease in general and administrative costs within our Marketing Segment, discussed later herein.

Consolidated Statements of Operations
Years-Ended December 31, 2015 and 2014
(in thousands)

	Years ended December 31,
	2015	2014
Revenues:
Patient and net professional fees	$209,446	$80,917
Contracted marketing revenues	13,106	2,171
Factoring revenues	6,664	941
Total revenues	229,216	84,029
Operating expenses:
Salaries and benefits	40,845	11,933
Drugs and supplies	37,365	11,295
General and administrative	79,422	31,792
Bad debt (recovery) expense, net	3,557	—
Depreciation and amortization	4,531	1,503
Total operating expenses	165,720	56,523
Corporate expenses:
Salaries and benefits	6,597	2,386
General and administrative	22,648	4,449
Legal expenses	2,445	66
Depreciation	156	114
Total corporate expenses	31,846	7,015
Income from operations	31,650	20,491
Other (income) expense:
Change in fair value of warrant and stock option derivative liabilities	(8,985)	3,721
Interest expense	1,597	288
Bargain purchase gain	(1,733)	—
Other (income) expense, net	34	32
Total other (income) expense	(9,087)	4,041
Income before income taxes and noncontrolling interests	40,737	16,450
Income tax expense (benefit)	(23,196)	480
Net income	$63,933	$15,970

Revenues
Total revenues for the year ended December 31, 2015, totaled $229.2 million, an increase of 145.2 million or 172.8%, compared to $84.0 million in the prior corresponding period. Total cases increased 9,074 or 103.8% versus the prior corresponding period. Medical Segment revenues increased by $125.1 million to $205.7 million, or 155.2% compared to $80.6 million from the prior corresponding period, while the Marketing Segment accounted for $20.1 million of the increase.
Salaries and Benefits
Operating salaries and benefits for the year ended December 31, 2015, totaled $40.8 million, an increase of $28.9 million, or 242.3%, compared to $11.9 million from the prior corresponding period. The Medical Segment increased by $18.8 million, or 157.5%, while the Marketing Segment increased $10.1 million period over period.
Drugs and Supplies
Drugs and supplies expense for the year ended December 31, 2015, totaled $37.4 million, an increase of $26.1 million, or 230.8%, compared to $11.3 million from the prior corresponding period. The Medical Segment increased by $24.7 million or 218.5%, while the Marketing Segment increased $1.4 million period over period.

General and Administrative
Operating general and administrative expense for the year ended December 31, 2015, totaled $79.4 million, an increase of $47.6 million, or 149.8%, compared to $31.8 million from the prior corresponding period. The Medical Segment accounted for $45.1 million of the increase, while the Marketing Segment increased $2.5 million period over period.
Depreciation and Amortization
Operating depreciation for the year ended December 31, 2015, totaled $4.5 million, an increase of $3.0 million or 201.5%, compared to $1.5 million from the prior corresponding period. This increase is primarily due to an increase in property and equipment acquired through purchase of new facilities in 2015.
Total Corporate Costs
Corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs for the year ended December 31, 2015, totaled $31.8 million, an increase of $24.8 million or 354.0%, compared to $7.0 million from the prior corresponding period. Corporate salaries and benefits for the year ended December 31, 2015, totaled $6.6 million, an increase of $4.2 million or 176.5%, compared to $2.4 million from the prior corresponding period. The increase in salaries and benefits is due to additional staff to support growth related to mergers and acquisitions. Legal expenses for the year ended December 31, 2015, totaled $2.4 million, an increase of $2.4 million or 3,604.5%, compared to $0.1 million from the prior corresponding period. The increase in legal expenses was attributable to increased litigation, acquisition, and financial restatement legal expenses. General and administrative expenses for the year ended December 31, 2015, totaled $22.6 million, an increase of $18.2 million or 409.1%, compared to $4.4 million from the prior corresponding period. The increase in general and administrative expense was primarily due to an increase in non-cash compensation expense attributable to an accelerated vesting of senior executive share-based compensation related to a change of positions with the Company and additional stock based compensation granted to the Company's Chief Executive Officer for the year ended December 31, 2015.
Other (Income) Expense
For the year ended December 31, 2015, the Company recognized $9.1 million of other income compared to $4.0 million of other expense from the corresponding prior period. The change primarily related to an increase in warrant and stock option derivative liability of $12.7 million. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S dollars and therefore recorded as derivative liabilities. Change in fair value of warrant and stock option derivative liabilities are a result of adjusting the estimated fair value at the end of the period, using the Black-Scholes Model.
There was a change of $1.7 million bargain purchase gain in the prior period related to the acquisition of one of our facilities. Other income and a change in warrant and option liability fair value of $12.7 million for the prior corresponding period.
Lastly, interest expense increased $1.3 million as a result of average increase in borrowings and amortization of debt issuance costs.
Noncontrolling Interests
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

MEDICAL SEGMENT

REVENUES
The following table sets out our comparable changes in Medical Segment revenue and case volume for our facilities as of the year ended December 31, 2015 and 2014 (in thousands, except cases):

	Years ended December 31,
	Revenue (in thousands)		Number of Cases (1)		Revenue per Case (2)
	2015	2014	2015	2014	2015	2014

Hospitals	$126,567	$10,763	5,356	659	$23,631	$16,332
ASCs	76,880	69,848	11,225	7,657	6,849	9,122
Ancillary services	2,283	—	—	—	—	—
Total	$205,730	$80,611	16,581	8,316	$12,408	$9,693

Notes
(1) This table refers to all cases performed, regardless of their contribution to service revenue.
(2) Calculated by dividing service revenues by the number of cases.
CASE MIX
The following table sets forth the combined number of cases by medical specialty performed for the year ended December 31, 2015 and 2014:

	2015	2015%	2014	2014%
Specialty	Cases	Cases	Cases	Cases

Pain Management	4,794	28.9%	3,415	41.1%
Orthopedics	1,210	7.3%	985	11.8%
Spine	1,945	11.7%	18	0.2%
Podiatry	552	3.3%	361	4.3%
Gastro-intestinal	273	1.6%	213	2.6%
General Surgery	749	4.5%	550	6.6%
Plastic & Reconstructive	1,576	9.5%	421	5.1%
Bariatrics	3,925	23.7%	1,591	19.1%
Gynecology	898	5.4%	134	1.6%
Urology	19	0.1%	—	—%
ENT	640	4.0%	628	7.6%
TOTAL	16,581	100%	8,316	100%
Notes:
(1) The table listed above is exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.

INN - ONN CONRACT MIX OF TOTAL MEDICAL CASES PERFORMED
The following table sets out the contract mix of cases performed that were INN compared to cases performed that were OON at our Medical Segment for the year ended December 31, 2015 and 2014.

Contract Network Type	2015 Contract Mix	2014 Contract Mix

OON	83.8%	87.1%
INN	16.2%	12.9%
TOTAL	100%	100%
Revenues
Revenues for the Medical Segment increased by $125.1 million to $205.7 million, or 155.2% compared to $80.6 million from the prior corresponding period. Revenues also increased $2,715 per case period over period. Revenues increased primarily due to the acquisition of hospitals in 2015. New center facilities for the Medical Segment increased $121.7 million or 996.8% and we added 5,944 cases or 536.0% primarily due to the acquisition of hospitals in 2015. Same center facilities for the Medical Segment increased $3.4 million or 5.0% and cases declined by 2,321 or 32.2%.
Salaries and Benefits
Salaries and Benefits for the Medical Segment increased by $18.8 million to $30.7 million, or 157.5% compared to $11.9 million from the prior corresponding period. The staffing costs for the Medical Segment at new facilities accounted for $17.8 million of the increase, while the remaining $1.0 million increase is attributable to staffing at same center facilities. Additional staffing costs were a result of acquisition of hospitals in 2015.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment increased by $24.7 million to $36.0 million, or 218.5% compared to $11.3 million from the prior corresponding period. Medical supplies costs for the Medical Segment at new facilities accounted for $22.4 million of the increase, while the remaining $2.3 million increase was attributable to same center facilities. Drugs and supplies increased compared to the prior corresponding period primarily due to the acquisition of hospitals in 2015.
General and Administrative
General and administrative expense for the Medical Segment increased by $45.1 million to $75.1 million, or 150.3% compared to $30.0 million from the corresponding period. The Medical Segment new facilities contributed to $29.0 million of the increase while the remaining $16.1 million increase was attributable to same center facilities. The $45.1 million increase in the Medical Services segment is due to an increase in marketing expenses, physician contracting, general infrastructure development, such as rent, telecommunication, travel, and consulting, and an increase in operations associated with the newly acquired and same center medical services facilities. For the year-ended December 31, 2015, marketing expenses allocated to the Medical Services Segment increased by $21.0 million to $27.0 million, compared to $6.0 million from the prior corresponding period. The increase in marketing expenses is related to our purchase of Athas in December 2014, the creation of our Marketing Segment, and strategic growth initiatives including our bariatric, spine, podiatry, and gynecological brands. For the development of the marketing programs, the Company entered into independent contractor agreements with physicians to provide services to the Company. These services include administrative, management, and marketing services. For the year-ended December 31, 2015, this expense increased by $1.8 million to $5.8 million, compared to $4.0 million from the prior corresponding period. Expenses related to general infrastructure development for same center and newly acquired facilities increased by $4.8 million to $8.4 million in 2015, compared to $3.6 million in 2014.
MARKETING SEGMENT
REVENUES
The following table sets out our comparable changes in Marketing Segment revenue and case volumes for our facilities as of the year ended December 31, 2015 and 2015 (in thousands, except cases):

	Years ended December 31,
	Revenue				Revenue
	(in thousands)		Number of Cases (1)		per Case (2)
	2015	2014	2015	2014	2015	2014

Marketing	$23,486	$3,418	1,233	424	$19,048	$8,061
Total	$23,486	$3,418	$1,233	$424	$19,048	$8,061
Notes
(1) This table refers to all cases performed, regardless of their contribution to service revenue.
(2) Calculated by dividing service revenues by the number of cases.
CASE MIX
The following table sets forth the combined number of marketing cases for the year ended December 31, 2015 and 2014:

	2015	2015%	2014	2014%
Specialty	Cases	Cases	Cases	Cases

Pain Management	725	58.8%	218	51.4%
Spine	504	40.9%	206	48.6%
Gynecology	4	0.3%	—	—%
Podiatry	—	—%	—	—%
Bariatrics	—	—%	—	—%
TOTAL	1,233	100%	424	100%
Notes:
(1) The table listed above is exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.
INN - ONN CONTRACT MIX OF TOTAL CASES PERFORMED
The following table sets out the contract mix of cases performed that were INN compared to cases performed that were OON at our Marketing Segment for the year ended December 31, 2015 and 2014.

Contract Network Type	2015 Contract Mix	2014 Contract Mix

OON	15.4%	33.9%
INN	84.6%	66.1%
TOTAL	100%	100%
The Company’s Marketing Segment started in 2014 following the acquisition of Athas. Prior to the acquisition, the Company operated under the Medical Segment exclusively and therefore, we have not presented a prior period results of operations comparison for the Marketing Segment information.

Liquidity, Capital Resources and Financial Condition
Balance Sheet
The Company experienced material variances in certain balance sheet accounts as discussed herein.
Trade Accounts Receivable, net
Accounts receivable as of December 31, 2016, totaled $125.0 million, an increase of $32.4 million or 35.0%, compared to $92.6 million for the year-ended December 31, 2015. The increase is primarily attributable to the seasonality of services provided to our patients. Approximately 40% of annual revenues were recognized in the fourth quarter of 2016 and 2015, respectively.
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
Cash at December 31, 2016 and 2015 were $24.6 million and $15.7 million, respectively.
As of December 31, 2016, net cash provided by operating activities decreased by $5.2 million from the prior year attributable to an increase in trade accounts receivable due to higher case volumes during the period and higher facility operating costs attributable to new facilities and 2016 acquisitions. Net cash used for investing activities increased $11.6 million from the prior year attributable to the closing of the Arizona Vein transaction on October 28, 2016. Net cash used for financing activities increased by $17.5 million from the prior year primarily due to proceeds from the New Facility with BBVA, offset by a one-time private placement in 2015, which did not reoccur in 2016.
As of December 31, 2016, the Company had consolidated net working capital of $98.0 million compared to $63.7 million as of December 31, 2015. The increase is primarily due to a net increase of accounts receivable and accounts payable.
Debt
As of December 31, 2015, the Company had outstanding balances with Healthcare Financial Services (HFS) and Legacy Texas Bank of $22.1 million and $4.2 million, respectively. As of December 31, 2016, the outstanding balances were zero for both HFS and Legacy Texas Bank as the line of credit and term loans were extinguished and replaced by the BBVA Compass Credit Agreement discussed below.
Lines Of Credit
On May 18, 2016, we secured a $3.0 million revolving line of credit from Legacy Texas Bank (the “Legacy Revolver”). The Legacy Revolver bears interest at a rate of 4% plus LIBOR per annum on drawn funds and requires monthly payments of interest. Monthly payments of principal commenced in September 2016. As of December 31, 2016, the outstanding balance was zero and the Legacy Revolver was extinguished and replaced by the BBVA Compass Credit Agreement discussed below.
BBVA Compass Credit Agreement
On October 28, 2016 the Company entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin ranging from 3.0% to 3.75% (depending on the Company’s consolidated leverage ratio), with an option for the interest rate to be set at the then applicable Base Rate (the “Interest Rate”). The effective rate for the Term Loan as of December 31, 2016 was 6.5%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021. The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of December 31, 2016 was 4.43%

The maturity date of the Revolver is October 28, 2021. Additionally, Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. As of December 31, 2016, the outstanding balances on the Term Loan and Revolver were $52.5 million and $15.0 million, respectively.
The Company entered into Amendment No. 1 to BBVA Credit Agreement and Waiver, dated as of March 3, 2017, by and among NHA, certain subsidiaries of the Company party thereto, Compass Bank, and other financial institutions (the "Amendment"). The purpose of the Amendment was to, among other things, (i) modify the definition of “Permitted Acquisition” to require Lender approval and consent for any acquisition which is closing during the 2017 fiscal year; (ii) modify certain financial definitions and covenants, including, but not limited to, an increase to the maximum Consolidated Leverage Ratio to 3.75 to 1.00 for the period beginning September 30, 2016 and ending September 30, 2017, and an increase to the Consolidated Fixed Charge Coverage Ratio to 1.15 to 1.00 for the period beginning September 30, 2016 and ending June 30, 2017; (iii) waive the Pro Forma Leverage Requirement in connection with the previously reported Hamilton Vein Center acquisition; and (iv) provide each Lender’s consent to the Hamilton Vein Center acquisition. The Amendment also contained a limited waiver of a specified event of default. As a December 31, 2016 the Company was in compliance with its covenants.
In conjunction with the extinguishment of the former debt structures previously discussed in the 2015 Developments section, $0.8 million in debt issuance costs associated with the prior arrangements were written of and are included as interest expense in our consolidated statements of earnings.
Loan origination fees are deferred and the net amount is amortized over the contractual life of the related loans.
Contractual Obligations
As described in Note 12 - Debt, Note 13 - Operating Leases and Note 14 - Capital Leases of the Notes to Consolidated Financial Statements, at December 31, 2016, we had certain cash obligations, which are due as follows (in millions):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$69,750	$2,625	$10,125	$57,000	$—
Capital leases	21,102	5,027	4,764	3,752	7,559
Operating leases	101,484	11,776	22,352	18,134	49,222
Total	$192,336	$19,428	$37,241	$78,886	$56,781

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing activities. Our term loans and revolving credit lines carry terms with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2016, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $0.7 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2017.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nobilis Health Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Nobilis Health Corp. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nobilis Health Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP
Dallas, Texas
March 14, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Nobilis Health Corp.

We have audited the accompanying consolidated statement of operations, changes in equity, and cash flows of Nobilis Health Corp. and subsidiaries (collectively, the “Company”) for the year ended December 31, 2014. These consolidated statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the results of its operations, changes in equity, and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Calvetti Ferguson

Houston, Texas
April 2, 2015 (January 12, 2016 as to Notes 1, 3, 18, 19 and 20)

Nobilis Health Corp.
Consolidated Balance Sheets
December 31, 2016 and 2015
(in thousands, except share amounts)

	December 31, 2016	December 31, 2015
Assets
Current Assets:
Cash	$24,572	$15,666
Trade accounts receivable, net of allowance for bad debts of $750 and $5,165 at December 31, 2016 and 2015, respectively	124,951	92,569
Medical supplies	4,468	4,493
Prepaid expenses and other current assets	10,083	2,789
Total current assets	164,074	115,517
Property and equipment, net	36,723	35,303
Intangible assets, net	19,618	19,619
Goodwill	62,018	44,833
Deferred tax asset	21,652	25,035
Other long-term assets	1,350	1,720
Total Assets	$305,435	$242,027
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$22,184	$23,381
Accrued expenses	30,145	16,648
Current portion of capital leases	3,985	5,193
Current portion of long-term debt	2,220	1,243
Current portion of warrant and stock option derivative liabilities	3	332
Other current liabilities	7,561	5,025
Total current liabilities	66,098	51,822
Lines of credit	15,000	3,000
Long-term capital leases, net of current portion	12,387	13,654
Long-term debt, net of current portion	48,323	21,469
Convertible promissory note	2,250	—
Warrant and stock option derivative liabilities, net of current portion	899	2,619
Other long-term liabilities	3,999	3,386
Total liabilities	148,956	95,950
Commitments and Contingencies
Contingently redeemable noncontrolling interest	14,304	12,225
Shareholders' Equity:
Common shares, no par value, unlimited shares authorized, 77,805,014 and 73,675,979 shares issued and outstanding, respectively	—	—
Additional paid in capital	222,240	211,827
Accumulated deficit	(79,042)	(85,491)
Total shareholders’ equity attributable to Nobilis Health Corp.	143,198	126,336
Noncontrolling interests	(1,023)	7,516
Total shareholders' equity	142,175	133,852
Total Liabilities and Shareholders' Equity	$305,435	$242,027
The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Operations
Years-Ended December 31, 2016 and 2015 and 2014
(in thousands, except share and per share amounts)

	Years ended December 31,
	2016	2015	2014

Revenues:
Patient and net professional fees	$264,211	$209,446	$80,917
Contracted marketing revenues	13,346	13,106	2,171
Factoring revenues	8,187	6,664	941
Total revenues	285,744	229,216	84,029
Operating expenses:
Salaries and benefits	52,774	40,845	11,933
Drugs and supplies	57,011	37,365	11,295
General and administrative	126,848	79,422	31,792
Bad debt (recovery) expense, net	(385)	3,557	—
Depreciation and amortization	8,539	4,531	1,503
Total operating expenses	244,787	165,720	56,523
Corporate expenses:
Salaries and benefits	6,974	6,597	2,386
General and administrative	18,897	22,648	4,449
Legal expenses	4,755	2,445	66
Depreciation	293	156	114
Total corporate expenses	30,919	31,846	7,015
Income from operations	10,038	31,650	20,491
Other (income) expense:
Change in fair value of warrant and stock option derivative liabilities	(2,580)	(8,985)	3,721
Interest expense	3,999	1,597	288
Bargain purchase gain	—	(1,733)	—
Other (income) expense, net	(2,970)	34	32
Total other (income) expense	(1,551)	(9,087)	4,041
Income before income taxes and noncontrolling interests	11,589	40,737	16,450
Income tax expense (benefit)	4,487	(23,196)	480
Net income	7,102	63,933	15,970
Net income attributable to noncontrolling interests	653	13,093	13,077
Net income attributable to Nobilis Health Corp.	$6,449	$50,840	$2,893
Net income per basic common share	$0.08	$0.76	$0.06
Net income per fully diluted common share	$0.08	$0.68	$0.06
Weighted average shares outstanding (basic)	76,453,128	67,015,387	46,517,815
Weighted average shares outstanding (fully diluted)	77,562,495	75,232,783	47,720,569
The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Changes in Equity
Years-Ended December 31, 2016, 2015 and 2014
(In thousands, except share and per share amounts)

	Common Stock
	Shares	Additional Paid In Capital	Accumulated Deficit	Equity Attributable to Nobilis Health Corp.	Equity (Deficit) Attributable to Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interests
BALANCE - January 1, 2014	42,729,547	$148,128	$(139,580)	$8,548	$3,491	$12,039	$1,263
Net income		—	2,893	2,893	3,833	6,726	9,244
Proceeds from private equity offering	5,568,400	3,956	—	3,956	—	3,956	—
Sale of ownership interest in subsidiary		705	—	705	—	705	—
Purchase of investment	431,711	490	—	490	—	490	—
Consolidation of investment	—	—	—	—	522	522	5,206
Acquisition of Athas	6,666,666	16,239	—	16,239	—	16,239	—
Distributions to noncontrolling interests	—	—	—	—	(3,713)	(3,713)	(2,846)
Vesting of restricted stock	215,896	—	—	—	—	—	—
Exercise of stock warrants	3,206,007	4,797	—	4,797	—	4,797	—
Exercise of stock options	600,000	166	—	166	—	166	—
Share-based compensation, net	—	1,875	—	1,875	—	1,875	—
BALANCE - December 31, 2014	59,418,227	176,356	(136,687)	39,669	4,133	43,802	12,867
Net income	—	—	50,840	50,840	2,226	53,066	10,867
Deconsolidation of investment	—	(613)	356	(257)	307	50	—
Proceeds from private equity offering	4,029,668	15,598	—	15,598	—	15,598	—
Acquisition of Peak	89,749	650	—	650	—	650	—
Acquisition of Scottsdale Liberty	—	—	—	—	1,532	1,532	—
Athas settlement	3,830,638	(5,685)	—	(5,685)	—	(5,685)	—
Measurement period adjustments	—	—	—	—	2,807	2,807	—
Distributions to noncontrolling interests	—	—	—	—	(3,489)	(3,489)	(11,509)
Vesting of restricted stock	2,725,000	—	—	—	—	—	—
Reclassification of vested non-employee stock options	—	(1,531)		(1,531)	—	(1,531)	—
Exercise of stock warrants	3,134,909	13,392	—	13,392	—	13,392	—
Exercise of stock options	447,788	521	—	521	—	521	—
Share-based compensation, net	—	13,139	—	13,139	—	13,139	—
BALANCE - December 31, 2015	73,675,979	211,827	(85,491)	126,336	7,516	133,852	12,225
Net income (loss)	—	—	6,449	6,449	(4,955)	1,494	5,606
Distributions to noncontrolling interests	—	—	—	—	(3,532)	(3,532)	(3,527)
Additional ownership Interest in subsidiary	—	52	—	52	(52)	—	—
AZ Vein share consideration	750,000	2,250	—	2,250	—	2,250	—
Vesting of restricted stock	2,000,000	—	—	—	—	—	—
Reclassification of vested non-employee stock options	—	(533)	—	(533)	—	(533)	—
Exercise of stock warrants	95,285	130	—	130	—	130	—
Exercise of stock options	1,283,750	2,322	—	2,322	—	2,322	—
Share-based compensation, net	—	6,192	—	6,192	—	6,192	—
BALANCE - December 31, 2016	77,805,014	$222,240	$(79,042)	$143,198	$(1,023)	$142,175	$14,304
The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2016 and 2014
(in thousands)

	Years ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,102	$63,933	$15,970
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,832	4,687	1,616
(Recoupment) provision for bad debts, net	(385)	3,557	—
Share-based compensation	6,192	13,139	1,875
Change in fair value of warrant and stock option derivative liabilities	(2,580)	(8,985)	3,721
Deferred income taxes	3,383	(25,035)	—
Impairment charges	688	1,622	—
Recoupment indemnified expenses	—	(1,700)	—
Gain on sale of property and equipment	(265)	—	(39)
Gain on bargain purchase of a business	—	(1,733)	—
Earnings from equity method investment	(938)	—	—
Amortization of deferred financing fees	1,034	99	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	(28,525)	(51,673)	(20,958)
Medical supplies	216	(1,469)	(27)
Prepaids and other current assets	(7,106)	6,966	(2,799)
Other long-term assets	(6)	(402)	466
Trade accounts payable and accrued liabilities	11,031	925	2,841
Other current liabilities	1,293	3,441	1,340
Other long-term liabilities	508	(657)	(8)
Distributions from equity investments	1,085	—	—
Net cash provided by operating activities	1,559	6,715	3,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,541)	(4,380)	(2,023)
Investment in associate	—	(138)	(150)
Purchase of equity method investment	(609)	—	—
Note receivable, net	150	(197)	—
Acquisition of AZ Vein, net of cash acquired	(17,239)	—	—
Purchase of interest acquired in subsidiary	—	—	(346)
Proceeds of sale of property and equipment	—	—	39
Proceeds of sale of ownership interests in subsidiary	—	—	705
Proceeds of sale of property and equipment	—	—	—
Acquisition of Athas	—	—	(3,000)
Acquisition of Hermann Drive, net of cash acquired	—	(1,436)	—
Acquisition of Peak, net of cash acquired	—	(850)	—
Acquisition of Plano, net of cash acquired	—	(1,299)	—
Acquisition of Scottsdale Liberty	—	(3,180)	—

Deconsolidation of imaging centers and urgent care clinic	—	(166)	—
Net cash used for investing activities	(23,239)	(11,646)	(4,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(7,059)	(14,998)	(6,559)
Proceeds from exercise of stock options	2,322	521	166
Proceeds from exercise of stock warrants	130	4,342	3,188
Proceeds from private placement	—	28,395	6,100
Payments on capital lease obligations	(3,613)	(1,565)	(77)
Proceeds from line of credit	23,213	4,500	1,300
Payments from line of credit	(11,213)	(6,920)
Proceeds from debt	58,940	20,000	—
Payments on debt	(29,713)	(20,584)	(1,375)
Deferred financing fees	(2,429)	(662)	—
Net cash provided by financing activities	30,578	13,029	2,743

NET INCREASE IN CASH	8,906	8,098	1,966
CASH — Beginning of year	15,666	7,568	5,602
CASH — End of year	$24,572	$15,666	$7,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,798	$1,236	$165
Cash paid for taxes	$5,852	$427	$216

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash deconsolidation of property and equipment	$—	$2,828	$—
Non-cash deconsolidation of goodwill	$—	$701	$—
Stock consideration given in conjunction with acquisitions	$2,250	$650	$—
Convertible promissory note	$2,250	$—	$—
Athas settlement in lieu of contingent shares	$—	$5,685	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOBILIS HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts and as otherwise noted)
NOTE 1 - COMPANY DESCRIPTION
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights and, in the case of variable interest entities (VIEs), with respect to which the Company is determined to be the primary beneficiary. These consolidated financial statements include all accounts of the Company. All significant intercompany transactions and accounts have been eliminated upon consolidation.
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
These consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for financial information. Accordingly, they include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.
Noncontrolling Interests - Noncontrolling interests represent third-party equity ownership in certain of our consolidated subsidiaries and are presented as a component of equity, unless the noncontrolling interest holders have certain redemption rights, in which case the carrying amount of such interests is classified as contingently redeemable (between liabilities and equity) or, for mandatorily redeemable noncontrolling interests, in liabilities. See Note 19 - Noncontrolling interests for further discussion of noncontrolling interests.
Variable Interest Entities - VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that, as a group, do not have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the entity’s losses, or the right to receive the entity’s residual returns. We consolidate a VIE when we are the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 19 - Noncontrolling interests for further discussion of noncontrolling interests.
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
The amounts actually collected by the Company from third-party payors, including private insurers, vary among payors, even for identical medical procedures. As such, in estimating net patient service revenues, management evaluates payor mix, (among private health insurance plans, workers’ compensation insurers, government payor plans and patients), historical settlement and payment data for a given payor and type of medical procedure, and current economic conditions and revises its revenue estimates as necessary in subsequent periods. For services subject to contracted rates with third-party payors, revenues are recognized net of applicable contractual adjustments.
The Company analyzed the past 18 to 24 months of accounts receivable collections from third-party payors used in estimating net patient revenues on a regular basis. Based on the results of this analysis during the fourth quarter of 2016, the Company concluded that the historical estimates used to establish the net patient revenues resulted in, and could continue to result in, an understatement of accounts receivable collections and net patient revenues. As a result, the Company revised the estimates used to establish the net patient revenues effective as of the fourth quarter of 2016. This change in estimate resulted in an increase of approximately $3.5 million in trade accounts receivable and corresponding increase to patient and net professional fees to the Company’s Medical Segment.
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
Advertising and Marketing Costs
Advertising costs are expensed as they are incurred. Advertising expense for the years ended December 31, 2016 and 2015 was $43.8 million and $35.0 million, respectively. The Company utilizes many media outlets for marketing to patients which include internet, TV, radio, print, seminar and billboard advertising. Advertising and marketing expense is recorded within both the operating expenses: general and administrative and corporate costs: general and administrative line items within the consolidated statements of earnings.
Cash
Cash is defined as cash on-hand and demand deposits. The company maintains its cash in various financial institutions, which at times may exceed federally insured amounts. At December 31, 2016 and 2015, our cash deposits exceeded such federally insured limits. Management believes that this risk is not significant. We have not experienced any losses in such accounts, and we believe we are not exposed to any significant credit risks on cash.
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
Medical Supplies
Medical supplies consist of various surgical supplies and medications and are carried at the lower of cost or market using the first-in, first-out method. The market value of inventories is determined based on the estimated selling price in the ordinary course of business less the estimated costs of sale, and a reasonable profit margin based on the effort required to sell the inventories. The Company had no write-downs in the carrying amounts of medical supplies inventories for the years ended December 31, 2016 or 2015.
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
Indefinite-lived intangible assets consisting of trade names, trademarks, and Medicare and hospital licenses, are not amortizable; however, are evaluated for impairment on an annual basis. Intangible assets subject to amortization, which consist of non-compete agreements, lease contract intangibles, internally developed software, trade secret methodology and physician relationships, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the asset’s estimated useful life.
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
Under the equity method of accounting, the carrying amount of the investment is adjusted each reporting period for the Company’s pro rata share of investee’s earnings (which also are reflected in other (income) expense in the Company’s consolidated statements of earnings) and any distributions received. Cost-method investments are stated at cost, adjusted only to reflect any other-than-temporary impairment in value or return of the capital invested through a distribution or disposition. Earnings on cost-method investments, if any, are recognized in other expense (income) when dividends or other distributions of earnings are declared.
Investments in unconsolidated affiliates are reviewed for impairment at least annually and any impairment loss that is other than temporary is recognized in the consolidated statements of earnings, with no future recovery in value recognized.
Income Taxes
The tax expense for the period comprises current and deferred tax. Tax expense is recognized in the consolidated statement of operations, except to the extent that it relates to items recognized directly in equity. For items recognized directly in equity, the tax expense is also recognized in equity.

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
Leases
Certain leases to which the Company is party as a lessee are classified as capital leases whenever the terms of the lease transfer to the Company substantially all of the risks and rewards of ownership. Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases (net of any incentives received from the lessor) are charged to the consolidated statement of operations on a straight-line basis over the period of the lease as rent expense.
Foreign Currency
The Company has no significant business operations outside the United States and, therefore, the functional currency and the local currency for its business operations is the U.S. Dollar (“USD”). The accompanying consolidated statements are also presented in USD, the Company’s reporting currency.
From time to time monetary assets and liabilities may be denominated in foreign currency, and, if so, will be translated at the exchange rate in effect as of the balance sheet date, with resulting gains or losses included within the consolidated statement of operations. Revenues and expenses denominated in foreign currencies are translated into USD at the average foreign currency exchange rate for the period.
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
Occasionally, the Company issues stock-based awards to non-employees. The fair value of these option awards is estimated when the award recipient completes the contracted professional services. The Company recognizes expense for the estimated total value of the awards during the period from their issuance until performance completion, at which time the estimated expense is adjusted to the final value of the award as measured at performance completion. Because our non-employee stock options were issued with exercise prices denominated in Canadian Dollars, upon performance completion, their fair values are reclassified from equity to liabilities and remeasured to fair value each reporting period, with remeasurement gains and losses recognized in other income (expense) in our consolidated statements of operations.
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
Effective December 1, 2014, the Company’s business lines are classified into two reportable business segments which include a Medical Segment and a Marketing Segment. The Medical Segment provides the operation of hospitals, outpatient facilities and other related health care services. The Marketing Segment provides direct-to-consumer marketing efforts which educate patients on their healthcare options. Factoring activities are included in the Marketing Segment, as such activities only pertain to patient services that result from the Company’s Marketing Segment efforts.
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
Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Account Standard Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (Subtopic 205-40) This standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 is effective for fiscal years ending after December 15, 2016 and for interim and annual periods therein with early adoption permitted. The Company is currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on the Company’s consolidated financial statements. The Company does not expect this ASU to have a material impact on our consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02") which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). ASU 2016-08 amends a previously issued ASU released in 2014. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective in 2018. ASU 2016-08 addresses how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. The amendments affect the guidance in ASU 2014-09 which is not yet effective. The effective date and transition requirements for the amendments in ASU 2016-08 are the same as the effective date and transition of ASU 2014-09, which will be effective for the Company for reporting periods beginning after December 15, 2017. The Company is currently evaluating the new guidance to determine the method of adoption that it will use and the impact it will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the consolidated statement of cash flows and accounting for income taxes. Specifically, the ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the consolidated statement of operations, introducing a new element of volatility to the provision for income taxes. ASU 2016-09 is effective on January 1, 2017, with early adoption permitted. The transition method varies for each of the areas this ASU. The Company is currently evaluating the impact of adopting this new accounting standard on its results of operations and financial position.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). This Update provides for amendments to ASU 2014-09, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy U.S. GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition of ASU 2014-09, which will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control. This standard modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the

VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. The standard is effective January 1, 2017 with retrospective application to January 1, 2016. We do not expect this ASU to have a material impact on our consolidated financial statements and related disclosures.
Recently Adopted Accounting Standards
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The guidance must be applied using one of two retrospective application methods and will be effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company adopted this ASU in the first quarter of 2016.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under the former accounting standards, such costs were recorded as an asset. On August 18, 2015, the FASB clarified that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. Accordingly, companies may continue to present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. This new guidance is effective for annual reporting periods beginning after December 15, 2015. The Company adopted this ASU in the second quarter of 2015.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU also requires an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective within annual periods beginning after December 15, 2015, including interim periods within that reporting period, and will be applied prospectively to measurement period adjustments that occur after the effective date of this ASU. The Company adopted this ASU in the third quarter of 2015.
In November 2015, the FASB issued ASU No. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company adopted this ASU in the fourth quarter of 2015.

NOTE 3 - BUSINESS ACQUISITIONS
The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity are recognized and measured at their fair values on the date the Company obtains control in the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts. Adjustments to these provisional amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed and any noncontrolling interests has been obtained, limited to one year from the acquisition date) are recorded as of the date of acquisition. Any material impact to comparative information for periods after acquisition, but before the period in which adjustments are identified, is recognized during the measurement period in the reporting period in which the adjustment amounts are determined.
2016 Transactions:
On October 28, 2016, the Company acquired Arizona Vein and Vascular Center, LLC (AVVC) and its four affiliated surgery centers operating as Arizona Center for Minimally Invasive Surgery, LLC (ACMIS), (collectively “AZ Vein”) from Dr. L. Philipp Wall, M.D., P.C. for a total purchase price of $22.0 million comprised of $17.5 million in cash, $2.25 million in Nobilis common shares, $2.25 million in the form of a convertible note and $0.1 million earn-out arrangement to be paid in cash based on a trailing 12 month earnings before interest, income taxes, depreciation and amortization (EBITDA) of AZ Vein and the purchased assets.
In addition, $1.1 million of the cash purchase price was heldback and is subject to certain indemnification provisions. On the twelve-month anniversary of closing, 50% of the amount held back, less any amounts paid as, or claimed as, indemnification, will be paid to Dr. Wall. The remaining amount held back, less any amounts paid as, or claimed as, indemnification, will be paid to Dr. Wall on the twenty-four-month anniversary of closing.

Dr. Wall is the sole equity holder for both AVVC and ACMIS and started the companies in 2007 and 2012, respectively. AVVC and ACMIS are leading clinical and surgical providers for vascular, radiology, podiatry, and general surgery, with five locations in the Phoenix and Tucson metropolitan areas. The acquisition expands Nobilis' presence in two high-growth geographic markets, Phoenix and Tucson, and increases its multi-specialty offering with new vascular surgical specialties within a group of established physician partners.
As a result of the acquisition, the Company has recognized $17.2 million of goodwill within our Medical Segment. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group.
Subsequent to the acquisition date of October 28, 2016, AZ Vein had $2.8 million in revenues and a net income of $0.3 million which is included in the Company’s consolidated statement of operations for the year ended December 31, 2016.
The costs related to the transaction were $0.3 million and were expensed during the year ended December 31, 2016. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2016.
The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company's acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is still in the process of assessing the fair value of trade accounts receivable, property and equipment, intangibles, goodwill, leases and working capital adjustment. The Company expects to finalize its analysis during 2017.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

October 28, 2016

Net assets acquired:
Cash	$261
Trade accounts receivable	3,472
Prepaid expenses and other current assets	188
Medical Supplies	191
Property and equipment	2,745
Other long-term assets	6
Goodwill	17,185
Intangible assets	1,700
Net assets acquired	$25,748

Net liabilities assumed:
Trade accounts payable	$996
Accrued liabilities	273
Current portion of capital leases	472
Long-term portion of capital leases	666
Total liabilities assumed	$2,407

Consideration:
Cash	$17,500
Stock issued	2,250
Convertible promissory note	2,250
Working capital adjustment	1,241
Earnout consideration	100
Total consideration	$23,341
2015 Transactions:
During 2015 the Company paid approximately $13.6 million to acquire the operating assets and related businesses of certain physician practices and other ancillary businesses. In connection with these acquisitions, during the measurement period, the Company allocated approximately $35.5 million of the assets acquired to property and equipment, working capital and the remainder, approximately $23.9 million, consisted of goodwill within our Medical Segment. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group. The Company also assumed approximately $45.8 million of liabilities in connection with acquisitions made during 2015.
The costs related to the transactions were nominal and were expensed during the year ended December 31, 2015. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed during 2015 (in thousands):

As of December 31, 2016
Net assets acquired:
Cash	$65
Trade accounts receivable	4,087
Other receivables	418
Prepaid expenses and other current assets	80
Medical Supplies	1,612
Property and equipment	28,373
Customer Relations	500
Other long-term assets	115
Tradename	160
Hospital license	36
Goodwill	23,945
Net assets acquired	$59,391

Net liabilities assumed:
Trade accounts payable	$9,072
Accrued expenses	3,016
Unfavorable leases	3,583
Current portion of capital leases	5,775
Long-term portion of capital leases	13,807
Long-term portion of note payable	6,052
Debt	4,500
Total liabilities assumed	$45,805

Consideration:
Cash	$6,765
Stock issued as consideration	650
Noncontrolling interest	4,339
Bargain purchase gain	1,733
Earn out consideration	99
Total consideration	$13,586
Unaudited Supplemental Pro Forma Information
The following table presents the unaudited pro forma results of the Company as though all of the business combinations discussed above for 2016 had been made on January 1, 2015, and for 2015 had been made on January 1, 2014. The pro forma information is based on the Company’s consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.
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
The following table shows our pro forma results for the year ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Year ended December 31,
	2016	2015

Revenue	$299,944	$253,624
Income from operations	$13,135	$30,903
Net income attributable to noncontrolling interests	$653	$10,216
Net income attributable to common stockholders	$8,052	$52,868
Net income per basic common share	$0.08	$0.77
NOTE 4 - INVESTMENTS IN ASSOCIATES
In March 2014, the Company acquired an ownership interest in Group of Pioneers Diagnostics (“GOP”), LLC, representing 40% of the outstanding share interests in GOP. The investment in GOP is accounted for using the equity method of accounting. GOP owns two Management Service Organizations (“MSOs”) which provides a suite of management services to their clients which may include, but is not be limited to, general business management, fiscal management and physician practice management. Due to lack of historical and current financial information of GOP and our Company’s separation from the management and operations of GOP, we do not believe there can be any sustainability in the business model. As a result, the investment in GOP was written off in December 2015. The impairment charge of approximately $0.2 million was recorded as other expense in the consolidated statements of operations.
In December 2014, as part of the Athas acquisition, the Company acquired Athas’ investment ownership in two ASC’s and one hospital (the “Athas Investments”): 87.5% in Elite Orthopedic and Spine Surgery Center LLC; 15.7% in Elite Sinus Spine and Ortho LLC; and 10.7% in Elite Hospital Management LLC. For the Athas Investments, the Company concluded that it did not exert significant influence over the operating and financial activities. The Athas Investments are accounted for as cost method investments and recorded at cost. The total carrying value of the Athas Investments at December 31, 2014 was $0.7 million. In December 2015, the Company agreed to divest its interest in the Athas Investments, resulting in a loss of $0.7 million. The impairment charge of $0.7 million was recorded as other expense in the consolidated statements of operations.
During the first quarter of 2015, The Company completed the deconsolidation of two imaging centers and one urgent care clinic in Houston, which consisted of the following entities: Spring Northwest Management, LLC, Spring Northwest Operating, LLC, Willowbrook Imaging, LLC, GRIP Medical Diagnostics, LLC and KIRPA Holdings, LLC. The Company resigned as the manager of these facilities resulting in loss of control and its rights to exercise significant influence. The Company retained investments in these facilities that are accounted for as cost method investments beginning January 1, 2015. In December 2015, the Company completed the revaluation of our remaining investments in these facilities resulting in a loss of $0.8 million. The impairment charge of $0.8 million was recorded as other expense and reduced the carrying value to $0.7 million as of December 31, 2015. In December 2016, the Company agreed to divest its interests in these investments, resulting in a loss of $0.7 million. The impairment charge of $0.7 million was recorded as other expense and reduced the carrying value to nil as of December 31, 2016. The investments are classified as other long-term assets in the consolidated balance sheets.
In March 2016, the Company acquired a 58% interest in Athelite Holdings LLC ("Athelite"), a holding company with a 70% interest in Dallas Metro Surgery Center LLC ("Dallas Metro"), a company formed to provide management services to a hospital outpatient department. In April 2016, Athelite interest in Dallas Metro was reduced to 62%. The Athelite investment is accounted for as an equity method investment as the Company did not obtain the necessary level of control for the investment to be accounted for as a business combination. This is due to the fact that the Company does not have the ability to directly appoint a majority of the board members of Dallas Metro or independently make strategic operational decisions. The carrying value as of December 31, 2016 was $0.5 million. The investment is classified as other long-term assets in the consolidated balance sheets.

NOTE 5 - FINANCIAL INSTRUMENTS AND CONCENTRATION
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
The carrying amounts of the Company’s cash, accounts receivable and other receivables, accounts payable, accrued liabilities, other current liabilities, other liabilities as reflected in the consolidated financial statements approximate fair value due to the short term maturity of these items. The estimated fair value of our other long-term debt instruments approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates. Further discussion of fair value related to financial instruments are discussed within Note 15 - Fair value measurements.
Financial instruments - risk management
The Company is exposed through its operations to the following financial risks:

•	Credit risk

•	Fair value or cash flow interest rate risk

•	Foreign exchange risk

•	Market risk

•	Liquidity risk
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

Concentrations
A summary of certain information about our payor concentration is as follows:

MEDICAL SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Payors	2016 Patient and Net Professional Fee Revenue by Payor Mix	2015 Patient and Net Professional Fee Revenue by Payor Mix

Private insurance and other private pay	96.6%	95.5%
Workers compensation	3.0%	4.1%
Medicare	0.4%	0.4%
Total	100.0%	100.0%

MARKETING SEGMENT
PATIENT AND NET PROFESSIONAL FEE REVENUE BY PAYORS OF THE NOBILIS FACILITIES
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Payors	2016 Patient and Net Professional Fee Revenue by Payor Mix	2015 Patient and Net Professional Fee Revenue by Payor Mix

Private insurance and other private pay	100.0%	100.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100.0%	100.0%
Five facilities represent approximately 96% of the Company’s contracted marketing revenue for the year-ended December 31, 2016, and four facilities represent approximately 89% of the Company’s contracted marketing accounts receivable as of December 31, 2016.
NOTE 6 - TRADE ACCOUNTS RECEIVABLE
A detail of trade accounts receivable, net as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31, 2016	December 31, 2015
Trade accounts receivable	$121,599	$95,114
Allowance for doubtful accounts	(750)	(5,165)
Receivables transferred	(309)	(298)
Receivables purchased	4,411	2,918
Trade accounts receivable, net	$124,951	$92,569
Bad debt expense was $0.8 million, $3.6 and nil for the years ended December 31, 2016, 2015 and 2014, respectively.

A detail of allowance for doubtful accounts as of December 31, 2016 and 2015 is as follows (in thousands):

	Balance at Beginning of Period	Costs and Expenses	Recovery	Write-offs, net (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2016	$(5,165)	$(750)	$1,135	$4,030	$(750)
Year ended December 31, 2015	$(1,384)	$(3,557)	$—	$(224)	$(5,165)

(1) Adjudication of previously recorded allowance for doubtful accounts
From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of December 31, 2016 and 2015, there remained a balance of $0.3 million and $0.3 million, respectively, in transferred receivables pursuant to the terms of the original agreement. For the years ended December 31, 2016, 2015 and 2014, the Company received advanced payments of $0.6 million, $1.7 million and $1.0 million, respectively. During the same time period, the Company transferred $5.2 million, $7.6 million and $7.3 million of receivables, respectively. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.
Athas, Peak Neuromonitoring (“Peak”), and Nobilis Surgical Assist (“First Assist”) purchase receivables from physicians, at a discount, on a non-recourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 30 to 45 days after the accounts are billed. These purchased receivables are billed and collected by Athas, Peak and First Assist and they retain 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables. Gross revenue from purchased receivables was $15.8 million, $11.5 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014 respectively. Revenue, net of the discounted purchase price, was $8.7 million, $6.6 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014 respectively. Accounts receivable for purchased receivables was $4.4 million and $2.9 million for the years ended December 31, 2016 and 2015, respectively. Revenue from receivables purchased is recorded in the factoring revenue line item within the consolidated statements of operations.

NOTE 7 - PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of December 31, 2016 and 2015 (in thousands):

	2016	2015

Telephone equipment	$374	$122
Computer hardware	1,863	780
Computer software	2,824	733
Furniture and office equipment	1,726	1,143
Medical equipment	28,158	23,482
Leasehold improvements	8,605	7,942
Building	12,520	12,520
Construction in progress	859	1,325
	56,929	48,047
Less: accumulated depreciation	(20,206)	(12,744)
Property and equipment, net	$36,723	$35,303
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $7.1 million, $3.7 million, and $1.6 million, respectively.

NOTE 8 - INTANGIBLE ASSETS
Intangible assets at December 31, 2016 and 2015 consist of the following (in thousands):

	December 31, 2016					December 31, 2015
	Historical Cost	Additions	Accumulated Amortization	Accumulated Impairment	Net Book Value	Historical Cost	Additions	Accumulated Amortization	Accumulated Impairment	Net Book Value
Finite Life
Non-compete agreements	$2,761	$200	$1,258	$—	$1,703	$2,761	$—	$993	$—	$1,768
Internally developed software	1,980	—	825	—	1,155	1,980	—	330	—	1,650
Trade secret methodology	5,620	—	1,170	—	4,450	5,620	—	468	—	5,152
Physician relationships	2,800	—	327	—	2,473	2,800	—	130	—	2,670
Customer relationships	500	—	66	—	434	—	500	24	—	476

Indefinite Life
Tradenames	1,160	1,100	—	—	2,260	1,000	160	—	—	1,160
Trademark	5,610	—	—	—	5,610	5,610	—	—	—	5,610
Medicare license	8,498	—	—	7,401	1,097	8,498	—	—	7,401	1,097
Hospital license	36	400	—	—	436	—	36	—	—	36
Total	$28,965	$1,700	$3,646	$7,401	$19,618	$28,269	$696	$1,945	$7,401	$19,619
Amortization expense was $1.7 million, $0.9 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2016 is as follows (in thousands):

Year ending December 31,
2017	$1,432
2018	1,415
2019	1,299
2020	936
2021	936
Thereafter	4,198
Total	$10,216

NOTE 9 - GOODWILL
The following tables provide information on changes in the carrying amount of goodwill, which is included in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Cost	$200,461	$183,276
Accumulated impairment losses	(138,443)	(138,443)
Total	$62,018	$44,833

Cost	December 31, 2016	December 31, 2015
BALANCE - beginning of period	$183,276	$160,032
AZ Vein business combination	17,185	—
Deconsolidation of imaging centers and urgent care clinic	—	(701)
Hermann Drive business combination, as adjusted	—	16,039
Peak business combination, as adjusted	—	974
Scottsdale Liberty business combination	—	6,932
Total cost	$200,461	$183,276

Accumulated impairment
BALANCE - beginning of period	$(138,443)	$(138,443)
Impairment charges during the period	—	—
Total accumulated impairment	$(138,443)	$(138,443)
The Company did not record any impairment charges for the years ended December 31, 2016, 2015 or 2014.

NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITES
The following table presents a summary of items comprising accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 (in thousands):

	2016	2015

Accrued expenses:
Accrued salaries and benefits	$3,333	$5,309
Lab expense	5,402	—
Other	21,410	11,339
Total accrued expenses	$30,145	$16,648

Other current liabilities:
Estimated amounts due to third party payors	$6,286	$3,795
Other	1,275	1,230
Total other current liabilities	$7,561	$5,025

NOTE 11 - OTHER LONG-TERM LIABILITIES
The Company assumed real property leases as part of certain acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. Of the $4.0 million balance in other long-term liabilities at December 31, 2016, approximately $3.1 million of that balance relates to unfavorable leases. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to December 31, 2016, is $0.4 million for 2017 and $0.3 million for 2018, 2019, 2020, 2021 and $1.9 million thereafter. An additional $0.5 million is related to a holdback liability in conjunction with the AZ Vein acquisition.
NOTE 12 - DEBT
2015 Developments
HSF Term Loan
On March 31, 2015, the Company secured a $20.0 million term loan from Healthcare Financial Services, LLC (f/k/a General Electric Capital Corporation) (HFS or the “HFS Term Loan”), which was subsequently amended and increased to $25.0 million on August 19, 2016. The HFS Term Loan incurred interest at a rate of 4% plus LIBOR per annum and required quarterly payments of principal and interest until it was to mature in March 2020. The HFS Term Loan provided for a 0.70% LIBOR floor. The HFS Term Loan was collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interest in all less than wholly owned subsidiaries. The HFS Term Loan primarily served to refinance all previously held debt and lines of credit. As of December 31, 2016, the outstanding balance was zero as the HFS Term Loan was extinguished and replaced by the BBVA Compass Credit Agreement (the “BBVA Credit Agreement”) discussed below.
On July 30, 2015, the Company secured a $4.5 million term loan from Legacy Texas Bank (the “Legacy Bank Term Loan”). The Legacy Bank Term Loan incurred interest at a rate of 4% plus LIBOR per annum and requires monthly payments of interest. Monthly payments of principal commenced in August 2016. The Legacy Bank Term Loan was to mature in July 2020 and was subordinated to the Company’s term loan and revolver with HFS. As of December 31, 2016, the outstanding balance was zero and the Legacy Bank Term Loan was extinguished and replaced in 2016 using the increased borrowing capacity acquired through the Seventh Amendment, further discussed in the 2016 Developments below.
Lines of Credit
On March 31, 2015, the Company secured a $5.0 million revolving line of credit from HFS (the “HFS Revolver”) that was to mature in March 2020. The HFS Revolver incurred interest at a rate of 4% plus LIBOR per annum and required quarterly payments. The revolver was collateralized by the accounts receivable and physical equipment of all of the Company’s 100% owned subsidiaries as well as the Company’s ownership interests in all less than wholly owned subsidiaries. The HFS Revolver was extinguished and replaced in 2016 using the increased borrowing capacity acquired through the Seventh Amendment, further discussed in the 2016 Developments below.
On July 30, 2015, the Company issued a $1.5 million letter of credit to the Landlord of the PSH (“PSH Landlord”) facility in connection with the execution of the hospital facility lease. The PSH Landlord shall have the right to draw upon the letter of credit in an event of default. The letter of credit is secured by the $5.0 million HFS Revolver. This letter of credit was extinguished in conjunction with replacement of the HFS Revolver discussed further below.
2016 Developments
HSF Term Loan
The Company entered into the Sixth Amendment to Credit Agreement (the "Sixth Amendment"), dated as of August 1, 2016, among Northstar Healthcare Acquisitions, L.L.C. (NHA), HFS and the credit parties named therein. The Sixth Amendment among other things, added a cap on Investments in Nobilis Health Anesthesia Network, PLLC of $2.0 million; increased the permitted indebtedness of the Company pursuant to that certain Loan Agreement, dated as of July 30, 2015, between PSH and Legacy Texas Bank from 7.0 to 7.05; modified the maximum leverage ratio as of March 31, 2016, to 3.05 to 1.00; and modified the definition of "Subsidiary" to exclude the following entities: Athelite, Dallas Metro, Marsh Lane Surgical Hospital, LLC, Nobilis Health Network, Inc. (NHN) and the subsidiaries of NHN.
The Company entered into the Seventh Amendment to Credit Agreement (the "Seventh Amendment"), dated as of August 19, 2016, among HFS, other credit parties named therein and other financial institutions. The Seventh Amendment, among other things, increased total borrowing capacity to $36.6 million from $30.6 million. The increased borrowing capacity provided under the Seventh Amendment consisted of aggregate term and revolving loan commitments from HFS of $25 million and $11.6 million, respectively.

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
As of December 31, 2016, the outstanding balance was zero as the HFS Term Loan was extinguished and replaced by the BBVA Credit Agreement discussed below.
Lines Of Credit
On May 18, 2016, the Company secured a $3.0 million revolving line of credit from Legacy Texas Bank (the “Legacy Revolver”). The Legacy Revolver bears interest at a rate of 4% plus LIBOR per annum on drawn funds and requires monthly payments of interest. Monthly payments of principal commenced in September 2016. As of December 30, 2016, the outstanding balance was zero and the Legacy Revolver was extinguished using the increased borrowing capacity acquired through the Seventh Amendment to the Credit Agreement.
BBVA Credit Agreement
On October 28, 2016 the Company entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The BBVA Credit Agreement replaced Borrower’s prior $36.6 million five-year Credit Agreement, dated as of March 31, 2015 as subsequently amended and modified with HFS. All amounts outstanding under the HFS Credit Agreement were repaid with proceeds from the BBVA Credit Agreement, and no early termination penalties were incurred by the Borrower or the Company in connection with the termination of the HFS Credit Agreement.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin ranging from 3.0% to 3.75% (depending on the Company’s consolidated leverage ratio), with an option for the interest rate to be set at the then applicable Base Rate (the “Interest Rate”). The effective rate for the Term Loan as of December 31, 2016 was 4.4%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021. The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of December 31, 2016 was 4.43%. The maturity date of the Revolver is October 28, 2021. Additionally, Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. As of December 31, 2016, the outstanding balances on the Term Loan and Revolver were $52.5 million and $15.0 million, respectively.
The BBVA Compass Credit Agreement contains two financial covenants that are tested beginning on December 31, 2016. The consolidated leverage ratio may not exceed (i) 2.75 to 1.00 as of the last day of any fiscal quarter from December 31, 2016 through and including September 30, 2018 (ii) 2.50 to 1.00 from December 31, 2018 through and including September 30, 2019 (iii) 2.25 to 1.00 from December 31, 2019 through and including September 30, 2020 and (iv) 2.00 to 1.00 from December 31, 2020 and thereafter, subject to covenant holidays upon the occurrence of certain conditions. The second financial covenant requires the loan parties to maintain a minimum consolidated fixed charge coverage ratio of not less than 2.00 to 1.00.
The Loan Agreement also contains customary events of default, including, among others, the failure by the Borrower to make a payment of principal or interest due under the BBVA Credit Agreement, the making of a materially false or misleading representation or warranty by any loan party, the failure by the Borrower to perform or observe certain covenants in the BBVA Credit Agreement, a change of control, and the occurrence of certain cross-defaults, subject to customary notice and cure provisions. Upon the occurrence of an event of default, and so long as such event of default is continuing, the Administrative Agent could declare the amounts outstanding under the BBVA Credit Agreement due and payable.
The Company entered into Amendment No. 1 to BBVA Credit Agreement and Waiver, dated as of March 3, 2017, by and among NHA, certain subsidiaries of the Company party thereto, Compass Bank, and other financial institutions (the "Amendment"). The purpose of the Amendment was to (i) modify the definition of “Permitted Acquisition” to require Lender approval and consent for any acquisition which is closing during the 2017 fiscal year; (ii) modify certain financial definitions and covenants, including, but not limited to, an increase to the maximum Consolidated Leverage Ratio to 3.75 to 1.00 for the period beginning September 30, 2016 and ending September 30, 2017, and an increase to the Consolidated Fixed Charge Coverage Ratio to 1.15 to 1.00 for the period beginning September 30, 2016 and ending June 30, 2017; (iii) waive the Pro Forma Leverage Requirement in connection with the previously reported Hamilton Vein Center acquisition; and (iv) provide each Lender’s consent to the Hamilton Vein Center acquisition. The Amendment also contained a limited waiver of a specified event of default. As a December 31, 2016 the Company was in compliance with its covenants.

In conjunction with the extinguishment of the former debt structures previously discussed in the 2015 Developments section, $0.8 million in debt issuance costs associated with the prior arrangements were written off and are included as interest expense in our consolidated statements of earnings.
Loan origination fees are deferred and the net amount is amortized over the contractual life of the related loans.
Convertible Promissory Note
In conjunction with our purchase of AZ Vein, we entered into a $2.25 million Convertible Promissory Note (the "Convertible Promissory Note"). The Convertible Promissory Note bears interest at 5% per annum and matures on the date that is 36 months from closing (the "Maturity Date"). The Convertible Promissory Note (outstanding principal but excluding accrued and unpaid interest) can be convertible into common shares of NHC (the "Conversion Shares"), at the sole discretion of NHC and NHA, on the Maturity Date. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the volume weighted average price of the common shares on the New York Stock Exchange in the trailing ten trading days prior to the Maturity Date. There are no pre-payment penalties.
Debt at December 31, 2016 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015

Lines of credit	$15,000	$3,000
Term loan	52,500	23,275
Convertible promissory note	2,250	—
Gross debt	69,750	26,275
Less: unamortized debt issuance costs	(1,957)	(563)
Debt, net of unamortized debt issuance costs	67,793	25,712
Less: current maturities	(2,220)	(1,243)
Long-term debt, net	$65,573	$24,469
Future maturities of debt as of December 31, 2016 are as follows (in thousands):

Year ending December 31,

2017	$2,625
2018	2,625
2019	7,500
2020	5,250
2021	51,750
Total	$69,750
NOTE 13 - OPERATING LEASES
The Company occupies ASC, hospital, clinic and corporate business spaces under operating lease agreements. The Company also leases certain medical equipment. The minimum rental commitments under non-cancellable operating leases, with terms in excess of one year subsequent to December 31, 2016, are as follows (in thousands):

Year ending December 31,

2017	$11,776
2018	11,401
2019	10,951
2020	9,132
2021	9,002
Thereafter	49,222
Total future commitment	101,484
Less: minimum sublease income to be received	(684)
Total future commitment, net of sublease income	$100,800
Rent expense was $11.0 million, $9.1 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014 respectively.
NOTE 14 - CAPITAL LEASES
The Company holds various capital leases for medical equipment which contain bargain purchase options at the end of the lease terms. The remaining minimum capital lease obligations, with terms in excess of one year subsequent to December 31, 2016, are as follows (in thousands):

Year ending December 31,

2017	$5,027
2018	2,679
2019	2,085
2020	1,888
2021	1,864
Thereafter	7,559
Total minimum rentals	21,102
Less amounts representing interest	(4,730)
Total Capital lease obligations	$16,372

Medical equipment with a cost of $11.0 million, $8.4 million and $0.7 million were held under capital leases for the years ended December 31, 2016, 2015 and 2014, respectively. Capital leases had accumulated depreciation of $3.7 million and $1.7 million for the years ended December 31, 2016 and 2015.
NOTE 15 - FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrant and stock option derivative liabilities. There have been no transfers between fair value measurement levels during the years ended December 31, 2016 and 2015.
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

December 31, 2015:
Warrant and stock option derivative liabilities	$—	$—	$2,951	$2,951
Total	$—	$—	$2,951	$2,951

December 31, 2016:
Warrant and stock option derivative liabilities	$—	$—	$902	$902
Total	$—	$—	$902	$902
In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of warrant and stock option derivative liabilities. The estimated fair values of the warrant and stock option derivative liabilities were measured using the Black-Scholes valuation model Note 18 - Warrants and options liabilities. Due to the nature of valuation inputs, the valuation of the warrants is considered a Level 3 measurement.
The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.
NOTE 16 - SHAREHOLDERS' EQUITY
In total, the Company has issued 77,805,014 and 73,675,979 of its common shares as of December 31, 2016 and 2015, respectively. The Company has unlimited authorized shares. There is no par value assigned to our common shares.
In May 2015, the Company issued, through a private placement agreement, 7,847,668 Units, at a price of Cdn$9.00 (USD$7.46) per Unit. Each Unit is comprised of one treasury unit (a “Treasury Unit”) and one-half of one common share from Donald L. Kramer, Healthcare Ventures, Ltd (a company wholly owned by Dr. Kramer), Harry Fleming or from treasury. Each Treasury Unit is comprised of one-half of one common share of the Company and one-half of one common share purchase warrant exercisable for one additional share at a price of Cdn$11.50 (USD$9.54) . Through the private placement, the Company raised proceeds of $28.4 million, net of offering costs and commissions of $1.9 million. As part of the private placement, the Company also granted 392,383 options to the underwriter at a price of Cdn$9.00 (USD$7.46).
On June 30, 2015, the Company, entered into an agreement with Athas, certain seller parties (the “Athas Sellers”) to the Membership Interest Purchase Agreement dated as of November 26, 2014 (the “MIPA”) and certain other parties. Pursuant to the Agreement, the Athas Sellers agreed to reduce by 836,029 the number of common shares, in the aggregate, that were to be issued on the first and second anniversaries of the MIPA’s closing as contingent purchase price payments (the “Contingent Shares”). In addition, the Agreement accomplished (i) the financing of a $2.7 million debt owed by counterparties to the Agreement, (ii) recoupment of $1.7 million of indemnified expenses, and (iii) indemnification of counterparties with respect to litigation. Also pursuant to the Agreement, the Company accelerated the issuance of the remaining 3,830,638 Contingent Shares, resulting in a $5.7 million adjustment to additional paid in capital.
Shareholder equity activity for 2016 is primarily related to employee share based compensation, discussed further in Note 17 - Share based compensation and the issuance of 750,000 unregistered common shares in conjunction with the acquisition of AZ Vein, discussed further in Note 3 - Acquisitions.

NOTE 17 - SHARE BASED COMPENSATION
Restricted Share Unit Plan
During 2008, the Board of Directors (BOD) of the Company approved the adoption of a Restricted Share Unit (RSU) Plan for employees. Restricted Share Units (RSUs) may be granted to employees of Nobilis at the sole discretion of the BOD.
Subject to the BOD’s ability to accelerate the vesting of the RSUs if it determines circumstances so warrant, each RSU would generally vest in full on the third anniversary of the date of grant; provided that if there is a change of control of the Company prior to the vesting date of the RSUs and a participant is terminated (or resigns for good reason) within six months following such change of control, a pro rata portion of their unvested RSUs would vest up to the date of the change of control.
Upon vesting of his or her RSUs, a participant would be entitled to receive on the vesting date, at the discretion of the BOD either: (a) a lump sum cash payment equal to the number of RSUs multiplied by an average closing price of the common shares on the Toronto Stock Exchange on the redemption date, net of any applicable deductions and withholdings; or (b) that number of common shares equal to the number of RSUs credited to the participant’s RSU account, such common shares to be issued from the Company. The participant receives the benefit on, or as soon as practicable after, the vesting date, but in no event later than 90 days after the vesting date. Unlike share options, RSUs do not require the payment of any monetary consideration to the Company.
Whenever cash dividends are paid on the Company’s common shares, dividend equivalents in the form of additional RSUs would be credited to each Participant and will become part of his or her award under the RSU Plan. The RSUs representing dividend equivalents would vest and be paid at the same time and in the same manner as the RSUs to which the dividend equivalents pertain.
In the event of a Participant’s termination of employment, voluntary or by cause, with the Company prior to any vesting date, the Participant’s rights to any unvested RSUs would be immediately and irrevocably forfeited. If the Participant’s employment with the Company terminates on account of death or disability or is terminated by the Company without cause prior to any vesting date, the Participant would become vested in a prorated portion of his or her unvested RSUs, based on the number of months that have elapsed in the then current vesting period as of the date of termination.
During the year ended December 31, 2015, two key executives experienced triggering events, as defined in their employee agreements, which accelerated all unrecognized share compensation expense on their outstanding RSUs. As a result of this acceleration, the Company recognized a non-cash charge of $4.5 million of share compensation expense.
The Company recorded total compensation expense relative to RSU’s of nil, $5.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
There were no RSU grants during the year. The Company had nil and 2.0 million outstanding RSU’s at December 31, 2016 and 2015, respectively.
Share Option Plan
In 2012, the BOD approved the adoption of a Share Option Plan for insiders, employees, and service providers (or "Participants" or "Optionees"). Share options may be granted at the sole discretion of the BOD. The exercise price of an option is determined by the BOD at the time of grant and shall not be less than the current market price. The term of each option is determined by the BOD and shall not exceed 10 years. If an Optionee shall cease to be a Participant for cause, no option held by such Optionee shall be exercisable following the date on which such Optionee ceases to be a Participant.
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
The Company granted a total of 4,357,075 stock options during the year ended December 31, 2016. Of the options issued, 422,075 of those vested immediately, 150,000 vest ratably over a two year period, and 3,785,000 vest ratably over a three year period. During the year, 994,300 were forfeited, with various vesting periods.
Under the current share option plan, the Company had approximately 8.0 million share options available for future issuance as of December 31, 2016.

The following table summarizes stock option activity for the years ended December 31, 2016 and 2015:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted-Average Remaining Life (years)

Outstanding at January 1, 2015	3,118,218	$1.45	9.8
Granted	3,166,782	$4.13	9.5
Exercised	(447,787)	$1.13
Forfeited	(372,213)	$1.01
Outstanding at December 31, 2015	5,465,000	$2.97	9.2

Exercisable at December 31, 2015	2,129,522	$2.16	8.8

Outstanding at January 1, 2016	5,465,000	$2.97	9.2
Granted	4,357,075	$2.06	9.5
Exercised	(1,283,750)	$2.39
Forfeited	(994,300)	$3.45
Outstanding at December 31, 2016	7,544,025	$2.61	9.0

Exercisable at December 31, 2016	2,768,817	$2.45	8.6
The table above includes 710,000 options issued to non-employees, 650,000 of which are still outstanding (550,000 of these are exercisable) at December 31, 2016. See Note 18 - Warrants and options liabilities for discussion regarding the accounting and classification of these options in the balance sheet.
The total intrinsic value of stock options exercised was $1.6 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively. The total intrinsic value for all in-the-money vested outstanding stock options at December 31, 2016 was $0.8 million. Assuming all stock options outstanding at December 31, 2016 were vested, the total intrinsic value of the in-the-money outstanding stock options would have been $1.4 million.
The Company recorded compensation expense relative to employee stock options of $6.0 million, $6.1 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014 respectively.
The fair values of stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The following table below shows the assumptions used in the model for options awarded during the years ended December 31, 2016 and 2015:

	2016	2015

Expected price volatility	86% - 117%	113% - 122%
Risk free interest rate	1.03% - 2.20%	1.34% - 1.87%
Expected annual dividend yield	0%	0%
Expected option term (years)	5 - 6	5 - 6
Expected forfeiture rate	0.5% - 11.6%	1.3% - 5.0%
Grant date fair value per share	$1.41 - $2.41	$2.53 - $6.10
Grant date exercise price per share	$1.92 - $2.82	$2.97 - $6.31
For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.

NOTE 18 - WARRANTS AND OPTIONS LIABILITIES
Warrants and Options Issued in Private Placements
As discussed in Note 16 - Shareholders' equity, the Company issued warrants and compensatory options in connection with private placements completed in December 2013, September 2014, and May 2015. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock. Hence, these warrants and options are classified as liabilities under the caption “Warrants and Options Liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the statements of operations under the caption “Change in fair value of warrant and stock option liabilities”.
The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date thereafter using the Black Scholes pricing model with the following inputs:

	Years ended December 31,
	2016	2015

Risk free interest rate	0.26% - 0.62%	0.00% - 0.65%
Expected life in years	0.25 - 1.15	0.25 - 2.0
Expected volatility	71% - 112%	71% - 96%
Expected dividend yield	0%	0%
The changes in fair value of the warrants and options liability during the years ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015

Balance at beginning of year	$2,109	$6,657
Issuance of warrants and options	—	12,797
Transferred to equity upon exercise	—	(9,050)
Change in fair value recorded in earnings	(2,106)	(8,295)
Balance at December 31, 2016 and 2015	$3	$2,109
The following warrants and options were outstanding at December 31, 2016:

	Exercise price in Cnd$		Number of warrants and options	Remaining contractual life (years)

2015 Warrants	Cnd$	11.50	3,923,834	0.40
2015 Options	Cnd$	9.00	392,383	0.40
Outstanding and exercisable at December 31, 2016			4,316,217
Options Issued to Non-Employees
As discussed in Note 17 - Share based compensation, in 2014 the Company issued options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At December 31, 2016, there were 650,000 options outstanding to these non-employees.
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

The estimated values of the option awards are determined using the Black Scholes pricing model with the following inputs:

	2016	2015

Risk free interest rate	0.86% - 1.76%	0.26% - 1.85%
Expected life in years	4 - 5	1 - 6
Expected volatility	99% - 118%	74% - 121%
Expected dividend yield	0%	0%
The Company recorded expense for non-employee stock options of $0.1 million, $1.7 million and $0.8 million for the year ended December 31, 2016, 2015 and 2014, respectively.
The changes fair value of the liability related to vested yet un-excersised options to non-employees during 2016 and 2015 were as follows (in thousands)

	2016	2015

Balance at beginning of year	$841	—
Vested during the period	533	1,531
Change in fair value recorded in earnings	(475)	(690)
Balance as of December 31, 2016 and 2015	$899	$841
Options issued to non-employees are reclassified from equity to liabilities on the performance completion date. Under U.S. GAAP, such options may not be considered indexed to our stock because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and stock option liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the statements of earnings under the caption “Change in fair value of warrant and stock option liabilities”. At December 31, 2016, there were 0.7 million unexercised non-employee options requiring liability classification.
NOTE 19 - NONCONTROLLING INTERESTS
Noncontrolling interests at December 31, 2016 represent an 8.1% interest in The Palladium for Surgery - Houston, 75% interest in the Kirby Surgical Center, 65% interest in Microsurgery Institute, 2.3% interest in Houston Microsurgery Institute, 50% in Northstar Healthcare Dallas Management, 65% in NHC ASC – Dallas, 49% in First Nobilis Hospital, 40% in First Nobilis Hospital Management, 45% in Hermann Drive Surgical Hospital, and 25% in Scottsdale Liberty Hospital.
Agreements with the third party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of December 31, 2016 and 2015. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s balance sheet as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests follow (in thousands):

	NHC - ASC Dallas	First Nobilis	Total

Balance at January 1, 2015	$6,654	$6,213	$12,867
Distributions	(3,892)	(7,617)	(11,509)
Net income attributable to noncontrolling interests	631	10,236	10,867
Total contingently redeemable noncontrolling interests at December 31, 2015	$3,393	$8,832	$12,225

Balance at January 1, 2016	3,393	8,832	12,225
Distributions	(2,928)	(599)	(3,527)
Net income attributable to noncontrolling interests	(68)	5,674	5,606
Total contingently redeemable noncontrolling interests at December 31, 2016	$397	$13,907	$14,304

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
The following table summarizes the carrying amount of the assets and liabilities of our material VIE’s included in the Company’s consolidated balance sheets (after elimination of intercompany transactions and balances) (in thousands):

	December 31, 2016	December 31, 2015

Total cash and short term investments	$3,445	$191
Total accounts receivable	18,845	8,660
Total other current assets	1,664	1,582
Total property and equipment	16,804	5,227
Total other assets	190	144
Total assets	$40,948	$15,804

Total accounts payable	$4,119	$2,286
Total other liabilities	5,263	7,059
Total accrued liabilities	11,538	2,664
Long term - capital lease	11,169	780
Noncontrolling interest	(8,892)	(1,488)
Total liabilities	$23,197	$11,301

NOTE 20 - EARNINGS PER SHARE
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
A detail of the Company’s earnings per share is as follows (in thousands except for share and per share amounts):

	Year Ended December 31,
	2016	2015	2014

Basic:
Net income attributable to Nobilis Health Corp.	$6,449	$50,840	$2,893
Weighted average common shares outstanding	76,453,128	67,015,387	46,517,815
Basic earnings per common share	$0.08	$0.76	$0.06

Diluted:
Net income attributable to Nobilis Health Corp.	$6,449	$50,840	$2,893
Weighted average common shares outstanding	76,453,128	67,015,387	46,517,815
Dilutive effect of stock options, warrants, RSU's	1,109,367	8,217,396	1,202,754
Weighted average common shares outstanding assuming dilution	77,562,495	75,232,783	47,720,569
Diluted earnings per common share	$0.08	$0.68	$0.06

Included in the diluted shares calculation, are 1.1 million potentially convertible shares related to the $2.25 million Convertible Promissory Note issued to the seller of AZ Vein in conjunction with the acquisition.
NOTE 21 - EMPLOYEE 401K PLAN
Substantially all of our employees, upon qualification, are eligible to participate in our defined contribution 401(k) plan (the “Plan”). Under the Plan, employees may contribute a portion of their eligible compensation, and the Company matches such contributions annually up to a maximum percentage for participants actively employed, as defined by the Plan documents. Plan expenses were approximately $0.5 million, $0.4 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014 respectively. Such amounts are reflected in operating salaries and benefits in the accompanying consolidated statements of earnings.

NOTE 22 - INCOME TAXES
The components of income (benefit) expense for the years-ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Deferred	Current	Total

2016
Federal	$3,625	$23	$3,648
States and Local	(242)	1,081	839
Foreign	(259)	—	(259)
Change in deferred tax asset valuation allowance	259	—	259
Total	$3,383	$1,104	$4,487

2015
Federal	$8,215	$509	$8,724
States and Local	—	1,330	1,330
Foreign	—	—	—
Change in deferred tax asset valuation allowance	(33,250)	—	(33,250)
Total	$(25,035)	$1,839	$(23,196)

2014
Federal	$—	$—	$—
States and Local	—	480	480
Foreign	—	—	—
Change in deferred tax asset valuation allowance	—	—	—
Total	$—	$480	$480
The following table shows the reconciliation between income tax expense reported in our consolidated statement of operations and comprehensive income and the income tax expense that would have resulted from applying the United States federal income tax rate of 35% to pre-tax income. Though the Company was incorporated in British Columbia, all of the Company’s subsidiaries are incorporated in the United States. Therefore, the Company reconciles the income before income taxes for U.S. tax purposes.

	2016	2015	2014

Net income before income tax	$11,589	$40,737	$16,450

US federal income tax rate	35%	34%	34%

Expected U.S. Federal income tax (recovery)	4,056	13,851	5,593
Permanent differences / discrete items	(791)	(1,873)	388
State income tax (net of federal benefit)	585	649	317
Valuation Allowance	259	(33,250)	(4,566)
Non-controlling interests	7	(4,106)	(4,446)
Others	371	1,533	3,194
Total income tax (benefit) expense	$4,487	$(23,196)	$480
The table below sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities that are reported in our consolidated balance sheets (in thousands):

	2016	2015	2014

Deferred tax assets (liabilities) :
Goodwill and fixed assets	$8,768	$12,047	$15,617
Intangibles	785	797	1,070
Net operating loss carryforwards - U.S.	6,014	5,300	13,814
Interest carry-forward	1,405	1,351	1,351
Net operating loss carryforwards - Foreign	7,663	7,404	8,153
Allowance for bad debts	265	1,531	373
Equity compensation	4,074	2,479	275
Accrued bonus	325	1,020	—
Accrued to cash - 481a	(532)	—	—
Other	16	—	—
AMT credit	532	509	—
Valuation allowance	(7,663)	(7,403)	(40,653)
Net deferred tax assets	$21,652	$25,035	$—
There was a partial valuation allowance as of December 31, 2016 and 2015, and a full valuation allowance as of December 31, 2014, respectively. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the scheduled reversal of deferred tax liabilities, management believes a partial valuation allowance in 2016 and 2015, and a full valuation allowance in 2014 is necessary, respectively.
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
The Company has Canadian net operating loss carryforwards of approximately $30.7 million which will begin to expire in 2028 and U.S. net operating loss carryforwards of approximately $17.1 million which will begin to expire in 2030. On September 30, 2010 the Company issued 18,778,446 common shares to entities controlled by the Company’s Chairman resulting in a change of ownership greater than 50%. As a result, the U.S. net operating losses are limited by the Internal Revenue Code Section 382. In addition, the Company has approximately $4.0 million in interest carry-forwards that have no expiration date.
The Company files income tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction, and several state jurisdictions. Our federal tax returns for 2015, 2014, and 2013 are open for review by taxing authorities. Our Canada and Texas tax returns for 2015, 2014, 2013, and 2012 are open for review by taxing authorities. We are not aware of potential interest, penalties or taxes for federal and Canada income tax returns.
The Company received notification from the Internal Revenue Service (IRS) to examine our December 31, 2014 and 2013 Federal income tax return. In addition, First Nobilis, LLC has received notification from the IRS to examine its December 31, 2014. Based on management tax analysis, the Company did not have any uncertain tax positions at December 31, 2016 and 2015.

NOTE 23 - BUSINESS SEGMENTS
A summary of the business segment information for 2016 and 2015 (in thousands):

	Years ended December 31, 2016
	Medical	Marketing	Corporate	Total

Revenues	$264,642	$21,102	$—	$285,744
Operating expenses	227,439	17,348	—	244,787
Corporate expenses	—	—	30,919	30,919
Income (loss) from operations	37,203	3,754	(30,919)	10,038
Change in fair value of warrant and option liabilities	—	—	(2,580)	(2,580)
Interest expense	1,331	5	2,663	3,999
Other expense (income)	(2,367)	(353)	(250)	(2,970)
Income (loss) before income taxes	$38,239	$4,102	$(30,752)	$11,589

Other data:
Depreciation and amortization expense	$6,716	$1,823	$293	$8,832
Income tax expense	$1,067	$155	$3,265	$4,487
Intangible assets, net	$6,884	$12,734	$—	$19,618
Goodwill	$43,007	$19,011	$—	$62,018
Capital expenditures	$9,902	$—	$473	$10,375
Total assets	$214,294	$44,942	$46,199	$305,435
Total liabilities	$69,753	$6,059	$73,144	$148,956
Stock consideration given in conjunction with acquisitions	$2,250	$—	$—	$2,250
Convertible promissory note	$2,250	$—	$—	$2,250

	Year ended December 31, 2015
	Medical	Marketing	Corporate	Total
Revenues	$205,730	$23,486	$—	$229,216
Operating expenses	145,835	19,885	—	165,720
Corporate expenses	—	—	31,846	31,846
Income (loss) from operations	59,895	3,601	(31,846)	31,650
Interest expense	351	54	1,192	1,597
Change in fair value of warrant and option liabilities	—	—	(8,985)	(8,985)
Bargain purchase	(1,733)	—	—	(1,733)
Other expense (income)	488	236	(690)	34
Income before income taxes	$60,789	$3,311	$(23,363)	$40,737

Other data:
Depreciation and amortization expense	$3,403	$1,128	$156	$4,687
Income tax expense	$898	$238	$703	$1,839
Intangible assets, net	$5,462	$14,157	$—	$19,619
Goodwill	$25,822	$19,011	$—	$44,833
Capital expenditures	$3,653	$249	$478	$4,380
Total assets	$151,324	$42,159	$48,544	$242,027
Total liabilities	$56,407	$3,827	$35,716	$95,950
Non-cash deconsolidation of property and equipment	$2,828	$—	$—	$2,828
Non-cash deconsolidation of goodwill	$701	$—	$—	$701
Stock consideration given in conjunction with acquisitions	$—	$650	$—	$650
Athas settlement in lieu of contingent shares	$—	$5,685	$—	$5,685

The Company’s Marketing Segment started in December 2014 following the acquisition of Athas. Prior to the acquisition, the Company operated under the Medical Segment exclusively and therefore, we have not presented a prior period results of operations comparison for the Marketing Segment information.
NOTE 24 - RELATED PARTIES
In conjunction with the Company’s purchase of PFSD, the Company entered into a promissory note with the Company’s former Chairman, on January 1, 2011. The note was paid off in full in March 2015 using the proceeds from the $20.0 million term loan which the Company secured on March 31, 2015. Refer to Note 12 - Debt.
Certain sellers of Athas are current employees of Athas. The sellers of Athas entered into promissory note with the Company for $12.0 million, as mentioned in a previous footnote. The promissory note was paid off in full in March 2015 using proceeds from the $20 million term loan which the Company secured on March 31, 2015. Refer to Note 12 - Debt.
May 2015 Private Placement
On May 13, 2015, the Company closed a private placement of 7,847,668 units (the “Units”) at a price of C$9.00 per Unit for aggregate proceeds of C$70.6 million.
Each Unit is comprised of one treasury unit (a "Treasury Unit") and one-half of one common share (each whole common share, an "Additional Share") from Donald L. Kramer and Healthcare Ventures, Ltd. (a company controlled by Dr. Kramer) or from Harry Fleming (collectively, the "Selling Shareholders" and the Additional Shares from the Selling Shareholders, (the "Secondary Shares") or from treasury (the "Additional Treasury Shares"). Each Treasury Unit is comprised of one-half of one common share of the Company (each whole common share, a “Treasury Unit Share”) and one-half of one common share purchase warrant (each whole common share purchase warrant, a “Warrant”). The Selling Shareholders are affiliates of the Company and received gross proceeds of C$34.4 million. Refer to Note 16 - Shareholders' equity.

The private placement was approved by the disinterested directors of the Company who concluded that the private placement was entered into on market terms and was fair to the Company.
In March 2016, the Company acquired an interest in Athelite, a holding company which owns an interest in Dallas Metro, a company formed to provide management services to an HOPD. The Athelite investment is accounted for as an equity method investment (refer to Note 6 - Investments in associates). At December 31, 2016, the Company had $3.8 million in accounts receivable from the HOPD and $0.9 million in accounts receivable from Dallas Metro. The Company also rents, on a monthly basis, certain medical equipment to Dallas Metro and subleases operation facility to Denton Transitional.
As a result of the AZ Vein acquisition in October 2016, an executive of the Company is owed $2.3 million and $1.1 million related to a convertible promissory note and a cash holdback. In addition, the Company entered into agreements to lease facility space with the same executive.  Facility lease cost were $0.2 million in 2016.
Physician Related Party Transactions
Nobilis maintains certain medical directorship, consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities. Material related party arrangements of this nature are described below:

•
In September 2013, the Company entered into a book deal with a physician equity owner. In March 2015, the Company entered into a marketing agreement with that physician equity owner and a marketing services company owned by the physician equity owner’s father. The Company incurred expenses of $2.0 million, $1.7 million and $1.0 million as a result of the book deal during the years ended December 31, 2016, 2015 and 2014, respectively. The Company incurred expenses of $2.9 million, $0.7 million and nil related to the marketing services entity during the years ended December 31, 2016, 2015 and 2014, respectively.

•
In July 2014, the Company entered into a marketing services agreement with a physician equity owner and an entity owned by that physician equity owner’s brother. The Company incurred expenses of $1.3 million, $0.6 million and $0.1 million to the entity during the years ended December 31, 2016, 2015 and 2014, respectively.

•
In September 2014, the minority interest holder of a fully consolidated entity, who is also a partial owner of two other hospitals, entered into an ongoing business relationship with the Company. At December 31, 2016, the Company has a net amount due from these related parties of $2.2 million. In addition, the Company leases certain medical equipment and facility space from these related parties. Equipment lease costs of $2.2 million, and $2.3 million and $0.6 million were incurred during 2016, 2015 and 2014, respectively. Facility lease costs of $1.8 million, $1.7 million and $0.6 million were incurred during 2016, 2015 and 2014, respectively.

•
In September 2014, the Company entered into a services agreement with a physician equity owner's wife who has financial interests in a related entity. The Company incurred expenses pursuant to service agreements of $0.5 million, $0.3 million and $0.2 million to the entity during the years ended December 31, 2016, 2015 and 2014, respectively.

•
In October 2014, the Company entered into a marketing agreement with an entity controlled by a physician equity owner. In June 2015, the Company expanded the relationship with this physician equity owner to include consulting, medical supplies, medical directorship and on-call agreements (collectively "service agreements"). The Company incurred expenses of $3.2 million, $3.4 million and $0.5 million in fees owed pursuant to the marketing agreement to the entity during the years ended December 31, 2016, 2015 and 2014, respectively. The Company has incurred expenses of $2.6 million and $1.4 million in fees owed pursuant to the service agreements to the entity during the years ended December 31, 2016 and 2015, respectively.

NOTE - 25 COMMITMENTS AND CONTINGENCIES
Litigation
In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially impact the financial position, results of operations or liquidity of the Company.

Shareholder Lawsuit

A statement of claim (complaint), Vince Capelli v. Nobilis Health Corp. et. al, was filed on January 8, 2016 in the Ontario Superior Court of Justice under court file number CV-16-544173 naming Nobilis Health Corp., certain current and former officers and the Company’s former auditors as defendants. The statement of claim seeks to advance claims on behalf of the plaintiff and on behalf of a class comprised of certain of our shareholders related to, among other things, alleged certain violations of the Ontario Securities Act and seeks damages in the amount of $100 million plus interest. The defendants intend to vigorously defend against these claims. At this time, the Company believes it is too early to provide a realistic estimate of the Company’s exposure.

NOTE 26 - SUBSEQUENT EVENTS
BBVA Credit Agreement and Waiver
The Company entered into Amendment No. 1 to BBVA Credit Agreement and Waiver, dated as of March 3, 2017, by and among NHA, certain subsidiaries of the Company party thereto, Compass Bank, and other financial institutions (the "Amendment"). The purpose of the Amendment was to (i) modify the definition of “Permitted Acquisition” to require Lender approval and consent for any acquisition which is closing during the 2017 fiscal year; (ii) modify certain financial definitions and covenants, including, but not limited to, an increase to the maximum Consolidated Leverage Ratio to 3.75 to 1.00 for the period beginning September 30, 2016 and ending September 30, 2017, and an increase to the Consolidated Fixed Charge Coverage Ratio to 1.15 to 1.00 for the period beginning September 30, 2016 and ending June 30, 2017; (iii) waive the Pro Forma Leverage Requirement in connection with the previously reported Hamilton Vein Center acquisition; and (iv) provide each Lender’s consent to the Hamilton Vein Center acquisition. The Amendment also contained a limited waiver of a specified event of default.
Acquisition of Hamilton Vein Center
The Company completed the acquisition of the operating assets of Hamilton Vein Center (HVC), Hamilton Physician Services, LLC, a Texas limited liability company (“HPS”), Carlos R. Hamilton, III, M.D., P.A. a Texas Professional Association (“PA”) (HPS and PA are each a “Seller” and collectively “Sellers”), and Carlos R. Hamilton III, M.D, a resident of the State of Texas (“Owner”). The Company, Northstar Healthcare Acquisitions, L.L.C. ("Buyer"), Sellers and Owner entered into an amended and restated purchase agreement (the “Amended and Restated Asset Purchase Agreement”) dated as of March 8, 2017.
Buyer received substantially all of the operating assets of Sellers in exchange for an aggregate purchase price of approximately $13.3 million, comprised of $8.3 million in cash and $5 million in the form of a convertible note. The note is convertible to cash or stock at the Company's election, and is payable in two equal installments over a two-year period.
As part of the Amended and Restated Purchase Agreement, $0.5 million of the cash purchase price was held back and is subject to certain indemnification provisions. On the twelve-month anniversary of closing, 50% of the amount held back, less any amounts paid as, or claimed as, indemnification, will be paid to the Owner. The remaining amounts held back, less any amounts paid as, or claimed as, indemnification, will be paid to the Owner on the twenty-four-month anniversary of closing.
SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2016 and 2015. The quarterly statement of earnings data set forth below was derived from the Company’s unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Year ended December 31, 2016
	First	Second	Third	Fourth

Revenues	$51,273	$61,871	$70,683	$101,917
Operating income (loss)	$(9,694)	$55	$(1,101)	$20,778
Net income (loss)	$(6,764)	$2,515	$(2,263)	$13,614
Net income (loss) attributable to noncontrolling	$(1,799)	$(2,291)	$496	$4,247
Net income (loss) attributable to Nobilis Health Corp.	$(4,965)	$4,806	$(2,759)	$9,367
Net income (loss) per common share attributable to Nobilis Health Corp.
Basic	$(0.07)	$0.06	$(0.04)	$0.12
Diluted	$(0.07)	$0.06	$(0.04)	$0.12
Total Assets	$228,167	$232,940	$240,983	$305,435

	Year ended December 31, 2015
	First	Second	Third	Fourth

Revenues, net	$37,851	$48,867	$52,483	$90,015
Operating income (loss)	$3,883	$1,136	$3,051	$23,580
Net income (loss)	$15	$3,379	$13,318	$47,221
Net income (loss) attributable to noncontrolling	$4,497	$3,745	$2,375	$2,476
Net income (loss) attributable to Nobilis Health Corp	$(4,482)	$(366)	$10,943	$44,745
Net income (loss) per common share attributable to Nobilis Health Corp
Basic	$(0.07)	$(0.01)	$0.15	$0.61
Diluted	$(0.07)	$(0.01)	$0.14	$0.58
Total Assets	$104,480	$153,518	$105,332	$242,027

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Financial Officer (“CFO”), the principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of December 31, 2016. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(e) and 15d - 15(e). Internal control over financial reporting refers to a process designed by, or under the supervision of, the CEO and CFO, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Nobilis Health Corp.;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and members of the Board of Directors of Nobilis Health Corp.; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.
Based on the Company’s assessment, management concluded that the Company did maintain effective internal control over financial reporting at December 31, 2016, based on the criteria in Internal Control - Integrated Framework issued by COSO.
Management's assessment of the Company's internal control over financial reporting as of December 31, 2016 excluded the internal control over financial reporting of AZ Vein, which was acquired on October 28, 2016.

Remediation of Prior Year Material Weaknesses

The material weaknesses that were previously disclosed as of December 31, 2015 were remediated as of December 31, 2016. See “Item 9A. Controls and Procedures - Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures - Remediation Plan” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2015 and “Item 4. Controls and Procedures” contained in the Company’s subsequent quarterly reports on Form 10-Q during 2016, for disclosure of information about the material weaknesses that were reported as a result of the Company’s annual assessment as of December 31, 2015 and remediation of those material weaknesses. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2016, the Company has implemented and executed the Company’s remediation plans under the direction of the Company’s Chief Executive Officer and Chief Financial Officer. The status of remediation efforts was regularly reviewed with the Audit Committee at which time the committee was advised of issues encountered, progress against milestones and key decisions reached by management of the Company, and as of December 31, 2016, such remediation plans were successfully tested and the material weakness was deemed remediated.
Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than continued implementation and refinement of the controls necessary to remediate the previous year’s material weakness. As part of the Company’s ongoing process improvement and compliance efforts, the Company performed testing procedures on the Company’s internal controls deemed effective at December 31, 2015 and on the Company’s internal controls implemented during 2016. The Company believes that its disclosure controls and procedures were operating effectively as of December 31, 2016.

ITEM 9B.	OTHER INFORMATION

None
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

(1)	The consolidated financial statements of the Company included in Part II, Item 8-Financial Statements of this Annual Report

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

4.1
Warrant Indenture dated May 13, 2015 by and between Nobilis Health Corp. and CST Trust Company (incorporated by reference to Exhibit 4.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated May 13, 2015 filed with the SEC on May 15, 2015)

10.1
Assignment and Assumption of Base Year Medical Office Building between NHSC-Scottsdale, LLC and Brown Medical Center, Inc., dated January 8, 2014 (incorporated by reference to Exhibit 10.5 to Nobilis Health Corp’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)

10.2
Sale and Repurchase Agreement between Northstar Healthcare Inc. and Northstar Healthcare Holding, Inc. dated May 17, 2007 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 1, filed with the SEC on October 9, 2014)

10.3
Master Agreement by and between First Surgical Partners Holdings, Inc. and Northstar Healthcare Inc. dated September 2, 2014 (incorporated by reference to Exhibit 10.9 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 1, filed with the SEC on October 9, 2014)

10.4
Agency Agreement between Northstar Healthcare Inc. and PI Financial Corp. dated September 26, 2014 (incorporated by reference to Exhibit 10.10 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 1, filed with the SEC on October 9, 2014)

10.5
Amendment to Master Agreement by and between First Surgical Partners Holdings, Inc. and Northstar Healthcare Inc. dated September 2, 2014 (incorporated by reference to Exhibit 10.10 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.6
Lease Agreement between Cole River Oaks, Ltd. and Northstar Healthcare, Inc. (incorporated by reference to Exhibit 10.11 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.7
Medical Office Building Lease Agreement between Southwest Professional Building, Ltd. and Microsurgery Institute LLC dated June 1, 2012 (incorporated by reference to Exhibit 10.13 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.8
Assignment and Assumptions of Lease between Microsurgery Institute LLC and Northstar Healthcare Inc. dated December 1, 2013 (incorporated by reference to Exhibit 10.14 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.9
Retail Lease Bissonnett Shopping Center, Suite 4811 4803-B Bissonnet, Houston, Texas 77401 between Lenox Hill Holdings, Ltd. and First Street Surgical Center dated January 2005 (incorporated by reference to Exhibit 10.16 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.10
First Amendment to Lease between Lenox Hill Holdings, Ltd. and First Street Surgical Center dated August 25, 2010 (incorporated by reference to Exhibit 10.17 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.11
Second Amendment to Lease between Lenox Hill Holdings, Ltd. and First Street Surgical Center dated February 1, 2012 (incorporated by reference to Exhibit 10.18 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.12
Assignment of Lease between First Street Surgical Center and First Nobilis, LLC dated September 29, 2014 (incorporated by reference to Exhibit 10.20 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.13
Building Lease between First Street Holdings, Ltd. and First Street Hospital LP dated September 17, 2006 (incorporated by reference to Exhibit 10.21 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.14
Second Amendment to Lease Agreement First Street Holdings, Ltd. and First Street Hospital LP dated December 1, 2013 (incorporated by reference to Exhibit 10.17 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.15
Lease Agreement between Lenox Hill Holdings, Ltd. and First Street Hospital, LP dated December 1, 2103 (incorporated by reference to Exhibit 10.24 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.16
Building Lease between Islington, Ltd. and First Street Surgical Center, LP dated April 1, 2013 (incorporated by reference to Exhibit 10.26 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.17
First Amendment to Lease between First Street Holdings, Ltd. and First Street Surgical Center, LP dated April 1, 2013 (incorporated by reference to Exhibit 10.27 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.18
Second Amendment to Lease between First Street Holdings, Ltd. and First Street Surgical Center, LP dated December 1, 2013 (incorporated by reference to Exhibit 10.28 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.19
Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated August 5, 2009 (incorporated by reference to Exhibit 10.30 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.20
First Amendment to Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated June 22, 2010 (incorporated by reference to Exhibit 10.31 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.21
Second Amendment to Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated October 7, 2010 (incorporated by reference to Exhibit 10.32 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.22
Third Amendment to Office Space lease between Texas Institute for Eyes, LLC and North American Spine, LLC dated June 30, 2011 (incorporated by reference to Exhibit 10.33 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.23
Membership Interest Purchase Agreement between Northstar Healthcare Subco, LLC, Northstar Healthcare Inc., Athas Health, LLC and the Individual Seller Parties dated November 26, 2014 (incorporated by reference to Exhibit 10.34 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.24
Registration Rights Agreement dated November 26, 2014 (incorporated by reference to Exhibit 10.37 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.25
NHC ASC - Dallas, LLC Company Agreement (incorporated by reference to Exhibit 10.38 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.26
Third Amended and Restated Agreement of Limited Partnership of Medical Ambulatory Surgical Suite, LP (incorporated by reference to Exhibit 10.39 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 2, filed with the SEC on December 23, 2014)

10.27
Confidential Executive Transition Agreement between Northstar Healthcare Acquisitions and Donald Kramer, dated December 1, 2014 (incorporated by reference to Exhibit 10.42 to Nobilis Health Corp.’s Registration Statement on Form 10, Amendment No. 3, filed with the SEC on January 29, 2015)

10.28
Lease between FSP Energy Tower I Limited Partnership and Northstar Healthcare Acquisitions, LLC for the lease of the corporate headquarters of Nobilis Health Corp., dated May 20, 2015 (incorporated by reference to Exhibit 10.58 to Nobilis Health Corp.’s Registration Statement on Form S-1 filed with the SEC on August 28, 2015)

10.29
Employment Agreement dated as of April 30, 2015 by and among Harry J. Fleming, Northstar Healthcare Acquisitions, L.L.C. and Northstar Healthcare Inc. (incorporated by reference to Exhibit 10.59 to Nobilis Health Corp.’s Registration Statement on Form S-1 filed with the SEC on August 28, 2015)

10.30
Employment Agreement dated as of February 1, 2015 by and among Matthew Maruca, Northstar Healthcare Acquisitions, L.L.C. and Nobilis Health Corp. (incorporated by reference to Exhibit 10.60 to Nobilis Health Corp.’s Registration Statement on Form S-1 filed with the SEC on August 28, 2015)

10.31
Fifth Amendment to Credit Agreement dated as of May 12, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties named therein and Healthcare Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated May 12, 2016 filed with the SEC on May 18, 2016)

10.32
Limited Waiver Letter dated May 12, 2016 by and between Heealthcare Financial Solutins, LLC and Northstar Healthcare Acquisitions, L.L.C. (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated May 12, 2016 filed with the SEC on May 18, 2016)

10.33
First Amendment to Loan Agreement dated as of May 18, 2016 by and between Marsh Lane Surgical Hospital, LLC and LegacyTexas Bank (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated May 18, 2016 filed with the SEC on May 23, 2016)

10.34	Revolving Note dated as of May 18, 2016 (incorporated by reference to Exhibit 10.2 to Nobilis Health Corp.’s Current Report on Form 8-K dated May 18, 2016 filed with the SEC on May 23, 2016)

10.35
Purchase Agreement dated as of August 1, 2016 among Northstar Healthcare Acquisitions, LLC, Nobilis Health Corp., Arizona Center for Minimally Invasive Surgery, LLC, Arizona Vein & Vascular Center, LLC, L. Philipp Wall, M.D., P.C. and L. Philipp Wall (filed herewith)

10.36
Sixth Amendment to Credit Agreement dated as of August 1, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties named therein and Healthcare Financial Solutions, LLC (incorporated by reference on Form 10-Q dated June30, 2016 filed with SEC on August 2, 2016

10.37
Seventh Amendment to Credit Agreement dated as of August 19, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties named therein and Healthcare Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated August 19, 2016 filed with the SEC on August 24, 2016)

10.38
$8,000,000 Amended and Restated Revolving Note dated August 19, 2016, issued by Northstar Healthcare Acquisitions, L.L.C. in favor of Healthcare Financial Solutions, LLC (incorporated by reference to Exhibit 10.2 to Nobilis Health Corp.’s Current Report on Form 8-K dated August 19, 2016 filed with the SEC on August 24, 2016)

10.39
$18,600,000 Amended and Restated Term Note dated August 19, 2016, issued by Northstar Healthcare Acquisitions, L.L.C. in favor of Healthcare Financial Solutions, LLC (incorporated by reference to Exhibit 10.3 to Nobilis Health Corp.’s Current Report on Form 8-K dated August 19, 2016 filed with the SEC on August 24, 2016)

10.40
$3,600,000 Revolving Noe dated August 19, 2016, issued by Northstar Healthcare Acquisitions, L.L.C.in favor of LegacyTexas Bank (incorporated by reference to Exhibit 10.4 to Nobilis Health Corp.’s Current Report on Form 8-K dated August 19, 2016 filed with the SEC on August 24, 2016)

10.41
$6,400,000 Term Note dated August 19, 2016, issued by Northstar Healthcare Acquisitions, L.L.C. in favor of LegacyTexas Bank (incorporated by reference to Exhibit 10.5 to Nobilis Health Corp.’s Current Report on Form 8-K dated August 19, 2016 filed with the SEC on August 24, 2016)

10.42
Eighth Amendment to Credit Agreement dated as of October 20, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties named therein and Healthcare Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated October 20, 2016 filed with the SEC on October 25, 2016)

10.43
Amended and Restated Purchase Agreement among Northstar Healthcare Acquisitions, L.L.C., Nobilis Health Corp., Arizona Center for Minimally Invasive Surgery, LLC, Arizona Vein & Vascular Center, LLC, L. Philipp Wall, M.D., P.C., and L. Philipp Wall dated October 28, 2016 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.44
Convertible Promissory Note in principal amount of $2,250,000 dated October 28, 2016 (incorporated by reference to Exhibit 10.2 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.45
Employment Agreement by and between Nobilis Health Corp., Northstar Healthcare Acquisitions, LLC and L.Philipp Wall, MD dated October 28, 2016 (incorporated by reference to Exhibit 10.3 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.46
Credit Agreement dated as of October 28, 2016 among Nobilis Health Corp., Northstar Healthcare Holdings, Inc., Northstar Healthcare Acquisitions, L.L.C., the Loan Parties named therein, Compass Bank, LegacyTexas Bank, the other lenders party thereto, and BBVA Compass (incorporated by reference to Exhibit 10.4 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.47
Pledge Agreement in favor of Compass Bank dated as of October 28, 2016 (incorporated by reference to Exhibit 10.5 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.48
Guaranty and Security Agreement dated as of October 28, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other parties thereto and Compass Bank (incorporated by reference to Exhibit 10.6 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.49
Asset Purchase Agreement by and between Northstar Healthcare Acquisitions, L.L.C., Nobilis Health Corp., Hamilton Physician Services, LLC and Carlos R. Hamilton III, M.D., P.A. dated January 6, 2017 (filed herewith)

10.50
Amendment No. 1 to Credit Agreement and Waiver dated as of March 3, 2017 among Northstar Healthcare Acquisitions, L.L.C., the other credit parties named therein, Compass Bank and the other financial institutions party thereto (filed herewith)

10.51
Amended and Restated Asset Purchase Agreement among Northstar Healthcare Acquisitions, L.L.C., Nobilis Health Corp., Hamilton Physician Services, LLC and Carlos R. Hamilton III, M.D., P.A. dated March 8, 2017 (filed herewith)

10.52	Physician Employment & Medical Director Agreement dated as of January 6, 2017 by and between Nobilis Health Network, Inc. and Carlos R. Hamilton, III, M.D. (filed herewith)

10.53
First Amendment and Assignment to Physician Employment & Medical Director Agreement dated as of March 8, 2017 by and between Nobilis Health Network, Inc., NH Physicians Group, PLLC and Carlos R. Hamilton, III, M.D>, (filed herewith)

10.54	Convertible Promissory Note in principal amount of $5,000,000 dated January 23, 2017 payable by Nobilis Vascular Texas, LLC to Carlos R. Hamilton III, M.D. (filed herewith)

21.1*	List of Subsidiaries

23.1*	Consent of Calvetti Ferguson P.C.

23.2*	Consent of Crowe Horwath LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOBILIS HEALTH CORP.
(Registrant)

Dated: March 14, 2017	/s/ Harry Fleming
Harry Fleming
Chief Executive Officer
(Principal Executive Officer)

Dated: March 14, 2017	/s/ David Young
David Young
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2017	/s/ Donald Kramer, DR.
Donald Kramer, DR.
Chairman of the Board and Director

Dated: March 14, 2017	/s/ Steven Ozonian
Steven Ozonian
Director

Dated: March 14, 2017	/s/ Peter Horan
Peter Horan
Director

Dated: March 14, 2017	/s/ Mike Nichols
Mike Nichols
Director

Dated: March 14, 2017	/s/ Tom Foster
Tom Foster
Director