Form 10-Q
period 2017-03-31
Nobilis Health Corp.
filed 2017-05-02
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
YES  [ X ]  NO  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]
Smaller reporting company [ ]		Emerging growth company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  [  ]  NO  [ X ]
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [ ]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
77,804,014 common shares as of April 24, 2017.

In this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (“Quarterly Report”), the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp. and all of its subsidiaries.

Part I - Financial Information

Item 1. Financial Statements

Nobilis Health Corp.
Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(in thousands, except share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash	$31,166	$24,572
Trade accounts receivable, net of allowance of $750 at March 31, 2017 and December 31, 2016	102,732	124,951
Medical supplies	3,961	4,468
Prepaid expenses and other current assets	12,798	10,082
Total current assets	150,657	164,073
Property and equipment, net	40,525	36,723
Intangible assets, net	19,260	19,618
Goodwill	72,847	62,019
Deferred tax asset	23,483	21,652
Other long-term assets	1,389	1,350
Total Assets	$308,161	$305,435
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$17,391	$22,184
Accrued liabilities	31,250	30,145
Current portion of capital leases	3,960	3,985
Current portion of long-term debt	2,127	2,220
Current portion of convertible promissory note	2,500	—
Current portion of warrant and stock option derivative liabilities	—	3
Other current liabilities	8,754	7,561
Total current liabilities	65,982	66,098
Lines of credit	18,000	15,000
Long-term capital leases, net of current portion	13,293	12,387
Long-term debt, net of current portion	47,403	48,323
Convertible promissory note, net of current portion	4,750	2,250
Warrant and stock option derivative liabilities, net of current portion	591	899
Other long-term liabilities	3,863	3,999
Total liabilities	153,882	148,956
Commitments and Contingencies
Contingently redeemable noncontrolling interest	14,287	14,304
Shareholder's Equity:
Common shares, no par value, unlimited shares authorized, 77,805,014 shares issued and outstanding at March 31, 2017 and December 31, 2016
Additional paid in capital	223,443	222,240
Accumulated deficit	(81,440)	(79,042)
Total shareholders’ equity attributable to Nobilis Health Corp.	142,003	143,198
Noncontrolling interests	(2,011)	(1,023)
Total shareholders' equity	139,992	142,175
Total Liabilities and Shareholders' Equity	$308,161	$305,435
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Patient and net professional fees	$64,901	$46,357
Contracted marketing revenues	1,379	3,482
Factoring revenues	2,022	1,434
Total revenues	68,302	51,273
Operating expenses:
Salaries and benefits	15,321	12,577
Drugs and supplies	12,744	12,020
General and administrative	33,688	25,009
Depreciation and amortization	2,338	2,529
Total operating expenses	64,091	52,135
Corporate expenses:
Salaries and benefits	2,439	1,282
General and administrative	4,253	5,911
Legal expenses	571	1,585
Depreciation	83	54
Total corporate expenses	7,346	8,832
Loss from operations	(3,135)	(9,694)
Other (income) expense:
Change in fair value of warrant and stock option derivative liabilities	(375)	(42)
Interest expense	1,255	684
Other income, net	(258)	(1,654)
Total other (income) expense	622	(1,012)
Loss before income taxes and noncontrolling interests	(3,757)	(8,682)
Income tax benefit, net	(1,551)	(1,918)
Net loss	(2,206)	(6,764)
Net income (loss) attributable to noncontrolling interests	192	(1,799)
Net loss attributable to Nobilis Health Corp.	$(2,398)	$(4,965)
Net loss per basic common share	$(0.03)	$(0.07)
Net loss per fully diluted common share	$(0.03)	$(0.07)
Weighted average shares outstanding (basic)	77,805,014	74,806,441
Weighted average shares outstanding (fully diluted)	77,805,014	74,806,441
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,206)	$(6,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,421	2,583
Share-based compensation	1,264	1,836
Change in fair value of warrant and stock option derivative liabilities	(375)	(42)
Deferred income taxes	(1,831)	(2,158)
Gain on sale of property and equipment	—	(265)
Loss (earnings) from equity method investment	61	(689)
Amortization of deferred financing fees	109	33
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	22,966	18,341
Medical supplies	802	596
Prepaid expenses and other current assets	(2,514)	(2,111)
Other long-term assets	—	4
Trade accounts payable and accrued liabilities	(5,170)	(7,775)
Other current liabilities	1,194	300
Other long-term liabilities	(189)	102
Distributions from equity method investments	—	471
Net cash provided by operating activities	16,532	4,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,506)	(1,525)
Investment in associate	—	150
Purchase of equity method investment	—	(609)
Acquisition of Hamilton Vein, net of cash acquired	(7,883)	—
Net cash used for investing activities	(11,389)	(1,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(1,200)	(2,958)
Proceeds from exercise of stock options	—	1,853
Capital leases, net	773	(1,038)
Proceeds from line of credit	3,000	500
Payments on debt	(656)	(277)
Deferred financing fees	(466)	—
Net cash provided by (used for) financing activities	1,451	(1,920)

NET INCREASE IN CASH	6,594	558
CASH — Beginning of period	24,572	15,666
CASH — End of period	$31,166	$16,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$707	$652
Cash paid for taxes	$—	$667

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Notes to Consolidated Financial Statements
NOTE 1 – COMPANY DESCRIPTION
Nobilis Health Corp. (“Nobilis” or the “Company”) was incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act. On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. The Company owns and manages health care facilities in the States of Texas and Arizona, consisting primarily of ambulatory surgery centers, acute-care surgical hospitals and clinics. The Company's service offerings within the health care industry include providing contracted marketing services and accounts receivable factoring.
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
The accompanying interim consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the Consolidated Balance Sheet at December 31, 2016, is derived from previously audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included. These interim consolidated financial statements include all accounts of the Company. All significant intercompany transactions and accounts have been eliminated upon consolidation.
These consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”) filed with the SEC on March 14, 2017. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.
There have been no material changes to the Company’s critical accounting policies or estimates from those disclosed in the 2016 Annual Report.
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Account Standard Update (ASU) No. 2017-01, Business Combinations – Clarifying the Definition of a Business. This standard clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions, disposals of assets or businesses. The standard introduces a test to determine when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contributes to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
NOTE 3 – ACQUISITIONS
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
2017 Transactions:
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
As a result of the acquisition, the Company has recognized $10.8 million of goodwill within our Medical Segment. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group.
Subsequent to the acquisition date of March 8, 2017, HVC had $1.2 million in revenues and a net income of $0.1 million which is included in the Company’s consolidated statement of operations for the three months ended March 31, 2017.
The costs related to the transaction were nominal and were expensed during the three months ended March 31, 2017. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2017.
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

March 8, 2017

Assets acquired:
Cash	$438
Trade accounts receivable	747
Prepaid expenses and other current assets	42
Medical Supplies	295
Property and equipment	2,359
Other long-term assets	—
Goodwill and intangibles	10,828
Total assets acquired	$14,709

Liabilities assumed:
Trade accounts payable	$612
Refunds payable	347
Accrued liabilities	524
Current portion of capital lease	69
Long-term portion of capital leases	39
Total liabilities assumed	$1,591

Consideration:
Cash	$8,321
Convertible promissory note	5,000
Working capital adjustment	(203)
Total consideration	$13,118
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
AZ Vein had $1.9 million in revenues and a net loss of $1.5 million which is included in the Company’s consolidated statement of operations for the three months ended March 31, 2017.

The costs related to the transaction were $0.3 million and were expensed during the year ended December 31, 2016. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2016. Transaction costs were nominal during the three months ended March 31, 2017.
The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company's acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is still in the process of assessing the fair value of trade accounts receivable, goodwill, and working capital adjustment. The Company expects to finalize its analysis during 2017.
The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

October 28, 2016

Assets acquired:
Cash	$261
Trade accounts receivable	3,472
Prepaid expenses and other current assets	188
Medical Supplies	191
Property and equipment	2,745
Other long-term assets	6
Goodwill	17,185
Intangible assets	1,700
Total assets acquired	$25,748

Liabilities assumed:
Trade accounts payable	$996
Accrued liabilities	273
Current portion of capital leases	472
Long-term portion of capital leases	666
Total liabilities assumed	$2,407

Consideration:
Cash	$17,500
Stock issued	2,250
Convertible promissory note	2,250
Working capital adjustment	1,241
Earnout consideration	100
Total consideration	$23,341
Unaudited Supplemental Pro Forma Information
The following table presents the unaudited pro forma results of the Company as if all of the business combinations previously discussed had been made on January 1, 2016. The pro forma information is based on the Company’s consolidated results of operations for the three months ended March 31, 2017 and 2016. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.
The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of the Company to include historical results of the acquired businesses described above and was then adjusted: (i) to increase amortization expense resulting from intangible assets acquired; (ii) to adjust earnings per share to reflect the common shares issued as part of the purchase consideration; (iii) to reduce interest expense from debt which was retained by the seller upon acquisition of the respective businesses and concurrently increase the Company's interest expense based upon the purchase price; and (iv) to increase depreciation expense for the incremental increase in the value of property and equipment acquired; (v) to decrease expenses for management services which were provided by the preceding parent entity and to concurrently increase expenses for management services which are now provided by the Company. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from these acquisition.
The following table shows our pro forma results for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016

Revenue	$70,904	$59,850
Loss from operations	$(4,110)	$(13,887)
Net loss attributable to Nobilis Health Corp.	$(3,325)	$(8,958)
Net loss per basic common share	$(0.04)	$(0.12)

NOTE 4 – INVESTMENTS IN ASSOCIATES
In March 2016, the Company acquired a 58% interest in Athelite Holdings LLC ("Athelite"), a holding company with a 70% interest in Dallas Metro Surgery Center LLC ("Dallas Metro"), a company formed to provide management services to a Hospital Outpatient Department (HOPD). In April 2016, Athelite interest in Dallas Metro was reduced to 62%. The Athelite investment is accounted for as an equity method investment as the Company did not obtain the necessary level of control for the investment to be accounted for as a business combination. This is due to the fact that the Company does not have the ability to directly appoint a majority of the board members of Dallas Metro or independently make strategic operational decisions. The carrying value as of March 31, 2017 was $0.4 million. The investment is classified as other long-term assets in the consolidated balance sheets.
NOTE 5 – FINANCIAL INSTRUMENTS AND CONCENTRATION
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
The following tables set forth certain information with respect to the Company’s payor concentration. Patient and net professional fee revenues by payor are summarized below for the applicable periods:
MEDICAL SEGMENT

	Three Months Ended March 31,
Payors	2017	2016

Private insurance and other private pay	96.2%	95.9%
Workers compensation	3.4%	3.7%
Medicare	0.4%	0.4%
Total	100%	100%
MARKETING SEGMENT

	Three Months Ended March 31,
Payors	2017	2016

Private insurance and other private pay	100.0%	100.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100%	100%

CONSOLIDATED SEGMENTS

	Three Months Ended March 31,
Payors	2017	2016

Private insurance and other private pay	97.5%	96.4%
Workers compensation	2.3%	3.3%
Medicare	0.2%	0.3%
Total	100%	100%
Three facilities represent approximately 94.6% and 92.5% of the Company’s contracted marketing revenue for the three months ended March 31, 2017 and 2016.
Market risk
Market risk is the risk that the fair value of future cash flows of financial instruments will fluctuate due to changes in interest rates and/or foreign currency exchange rates.
Interest rate risk
The Company entered into a revolving line of credit that, from time to time, may increase interest rates based on market index.
NOTE 6 – TRADE ACCOUNTS RECEIVABLE, NET
A detail of trade accounts receivable, net as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	March 31, 2017	December 31, 2016
Trade accounts receivable	$98,348	$121,599
Allowance for doubtful accounts	(750)	(750)
Receivables transferred	(857)	(309)
Receivables purchased	5,991	4,411
Trade accounts receivable, net	$102,732	$124,951
Bad debt expense was nil for the three months ended March 31, 2017 and 2016 respectively.
A detail of allowance for doubtful accounts as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

	Balance at Beginning of Period	Costs and Expenses	Recovery	Write-offs, net (1)	Balance at End of Period
Allowance for doubtful accounts:
Balance as of December 31, 2016	$(5,165)	$(750)	$1,135	$4,030	$(750)
Balance as of March 31, 2017	$(750)	$—	$—	$—	$(750)

(1) Adjudication of previously recorded allowance for doubtful accounts
From time to time, we transfer to third parties certain of our accounts receivable balances on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of March 31, 2017 and December 31, 2016, there remained a balance of $0.9 million and $0.3 million, respectively, in transferred receivables pursuant to the terms of the original agreement.
For the three months ended March 31, 2017 and 2016, the Company received advanced payments of $0.1 million and $0.3 million, respectively. During the same time period, the Company transferred $0.5 million and $2.1 million of receivables, net of advancement of payment. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.

Athas, Peak Neuromonitoring (“Peak”), and Nobilis Surgical Assist (“First Assist”) purchase receivables from physicians, at a discount, on a non-recourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 30 to 45 days after the accounts are billed. These purchased receivables are billed and collected by Athas, Peak, and First Assist and they retain 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables. Gross revenue from purchased receivables was $4.4 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively. Revenue, net of the discounted purchase price, was $2.0 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. Accounts receivable for purchased receivables was $6.0 million and $4.4 million for the three months ended March 31, 2017 and year-ended December 31, 2016, respectively. Revenue from receivables purchased is recorded in the factoring revenue line item within the Consolidated Statements of Operations.
NOTE 7 – ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
The following table presents a summary of items comprising accrued liabilities and other current liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accrued liabilities:
Accrued salaries and related benefits	$4,766	$3,333
Lab expense	5,606	5,402
Other	20,878	21,410
Total accrued liabilities	$31,250	$30,145
Other current liabilities:
Estimated amounts due to third party payors	$5,961	$6,286
Other	2,793	1,275
Total other current liabilities	$8,754	$7,561
NOTE 8 – OTHER LONG-TERM LIABILITIES
The Company assumed real property leases as part of certain acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. Of the $3.9 million balance in other long-term liabilities at March 31, 2017, approximately $3.0 million of which relates to unfavorable leases. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to December 31, 2016, is $0.3 million for the remainder of 2017, $0.3 million for 2018 and $0.3 million for 2019, 2020, 2021, and $1.9 million thereafter.
NOTE 9 – DEBT
BBVA Credit Agreement
On October 28, 2016 the Company entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin ranging from 3.0% to 3.75% (depending on the Company’s consolidated leverage ratio), with an option for the interest rate to be set at the then applicable Base Rate (the “Interest Rate”). The effective rate for the Term Loan as of March 31, 2017 was 4.77%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021. The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of March 31, 2017 was 4.77%. The maturity date of the Revolver is October 28, 2021. Additionally, Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. As of March 31, 2017, the outstanding balances on the Term Loan and Revolver were $51.8 million and $18.0 million, respectively.

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
The Company entered into Amendment No. 1 to BBVA Credit Agreement and Waiver, dated as of March 3, 2017, by and among NHA, certain subsidiaries of the Company party thereto, Compass Bank, and other financial institutions (the "Amendment"). The purpose of the Amendment was to (i) modify the definition of “Permitted Acquisition” to require Lender approval and consent for any acquisition which is closing during the 2017 fiscal year; (ii) modify certain financial definitions and covenants, including, but not limited to, an increase to the maximum Consolidated Leverage Ratio to 3.75 to 1.00 for the period beginning September 30, 2016 and ending September 30, 2017, and an increase to the Consolidated Fixed Charge Coverage Ratio to 1.15 to 1.00 for the period beginning September 30, 2016 and ending June 30, 2017; (iii) waive the Pro Forma Leverage Requirement in connection with the previously reported Hamilton Vein Center acquisition; and (iv) provide each Lender’s consent to the Hamilton Vein Center acquisition. The Amendment also contained a limited waiver of a specified event of default. As of March 31, 2017, the Company was in compliance with its covenants.
Loan origination fees are deferred and the net amount is amortized over the contractual life of the related loans.
Convertible Promissory Note - AZ Vein
In conjunction with our purchase of AZ Vein, we entered into a $2.25 million convertible promissory note. The convertible promissory note bears interest at 5% per annum and matures on the date that is 36 months from closing. The convertible promissory note (outstanding principal but excluding accrued and unpaid interest) can be converted into common shares of NHC (the "Conversion Shares"), at the sole discretion of NHC and NHA, on the maturity date. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the volume weighted average price of the common shares on the New York Stock Exchange (NYSE) in the trailing ten trading days prior to the maturity date. There are no pre-payment penalties.
Convertible Promissory Note - HVC
In conjunction with our purchase of HVC, we entered into a $5.0 million convertible promissory note. The convertible promissory note bears interest at 5% per annum and matures on the date that is 24 months from closing. The convertible promissory note (outstanding principal but excluding accrued and unpaid interest) can be converted into common shares of NHC (the "Conversion Shares"), at the sole discretion of NHC and NHA, on the maturity date. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the volume weighted average price of the common shares on the NYSE in the trailing ten trading days prior to the maturity date. There are no pre-payment penalties.
Debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016

Lines of credit	$18,000	$15,000
Term loan	51,843	52,500
Convertible promissory note	7,250	2,250
Gross debt	77,093	69,750
Less: unamortized debt issuance costs	(2,313)	(1,957)
Debt, net of unamortized debt issuance costs	74,780	67,793
Less: current, net of unamortized debt issuance costs	(4,627)	(2,220)
Long-term debt, net	$70,153	$65,573

Future maturities of debt as of March 31, 2017 are as follows (in thousands):

Three Months Ended March 31,

2017	$4,468
2018	7,375
2019	5,250
2020	5,250
2021	54,750
Total	$77,093
NOTE 10 – FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrant and stock option derivative liabilities. There have been no transfers between fair value measurement levels during the three months ended March 31, 2017 and 2016.
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016:
Warrant and stock option derivative liabilities	$—	$—	$902	$902
Total	$—	$—	$902	$902
March 31, 2017:
Warrant and stock option derivative liabilities	$—	$—	$591	$591
Total	$—	$—	$591	$591
In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of warrant and stock option derivative liabilities. The estimated fair values of the warrant and stock option derivative liabilities were measured using the Black-Scholes valuation model (refer to Note 12 - Warrants and options liabilities). Due to the nature of valuation inputs, the valuation of the warrants is considered a Level 3 measurement.
NOTE 11 – SHARE BASED COMPENSATION
Stock Options
The Company granted a total of 175,000 and 1,995,000 stock options during the three months ended March 31, 2017 and 2016, respectively. Of the options granted during the three months ended March 31, 2017, 50,000 of those vest immediately and 125,000 vest ratably over a three-year period. Of the options granted during the three months ended March 31, 2016, 195,000 of those vest immediately and 1,800,000 vest ratably over a three-year period. During the three months ended March 31, 2017, 520,000 options were forfeited, with various vesting periods.

The following table summarizes stock option activity for the three months ended March 31, 2017 and 2016:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted-Average Remaining Life (years)

Outstanding at January 1, 2016	5,465,000	$2.97	9.2
Granted	1,995,000	$2.05	9.8
Exercised	(932,600)	$2.22	0
Forfeited	(500,000)	$1.64	0
Outstanding at March 31, 2016	6,027,400	$2.90	9.3
Exercisable at
Exercisable at March 31, 2016	1,942,400	$2.11	8.8
Exercisable at
Outstanding at January 1, 2017	7,544,025	$2.61	9.0
Granted	175,000	$2.30	9.8
Exercised	—	$—	0
Forfeited	520,000	$3.34	0
Outstanding at March 31, 2017	7,199,025	$2.55	8.8
Outstanding at
Exercisable at March 31, 2017	3,097,358	$2.36	8.4
The above table includes 650,000 options issued to non-employees, 600,000 of them are exercisable, and all are still outstanding at March 31, 2017. Refer to Note 12 - Warrants and options liabilities for discussion regarding the classification of these options within the Consolidated Balance Sheet.
The total intrinsic value of stock options exercised was nil and $1.2 million during the three months ended March 31, 2017 and 2016, respectively. There were no options exercised during 2017 as all vested outstanding options were underwater during the period.
The Company recorded total stock compensation expense relative to employee stock options of $1.6 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively.
The fair values of the employee stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016

Expected price volatility	87%	116% - 117%
Risk free interest rate	2.03% - 2.08%	1.33% - 1.50%
Expected annual dividend yield	0%	0%
Expected option term (years)	6	5 - 6
Expected forfeiture rate	4.6%	0.6% - 11.6%
Grant date fair value per share	$1.52 - $1.81	$1.73 - $1.80
Grant date exercise price per share	$2.16 - 2.32	$1.99
For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.

NOTE 12 – WARRANTS AND OPTIONS LIABILITIES
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
The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date following using the Black Scholes pricing model with the following inputs:

	Three Months Ended March 31,
	2017	2016

Risk free interest rate	0.62%	0.39% - 0.59%
Expected life in years	0.15	0.5 - 1.15
Expected volatility	63%	91% - 112%
Expected dividend yield	0%	0%
The changes in fair value of the warrants and options (excluding non-employees) liability during the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	2017	2016

Balance at beginning of year	$3	$2,109
Issuance of warrants and options	—	—
Transferred to equity upon exercise	—	—
Change in fair value recorded in earnings	(3)	(156)
Balance as of March 31, 2017 and 2016	$—	$1,953
The following warrants and options were outstanding at March 31, 2017:

	Exercise price in Cdn$	Number of warrants and options	Remaining contractual life (years)

2015 Warrants	$11.50	3,923,834	0.15
2015 Options	$9.00	392,383	0.15
Outstanding and Exercisable as of March 31, 2017		4,316,217
As of March 31, 2017, there were no warrants or options outstanding from the 2014 issuances.
Options Issued to Non-Employees
As discussed in Note 11 - Share based compensation, in 2014 the Company issued options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At March 31, 2017, there were 650,000 options outstanding of which, 600,000 are exercisable to these non-employees.
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

The estimated values of the option awards are determined using the Black Scholes pricing model with the following inputs:

	Three Months Ended March 31,
	2017	2016

Risk free interest rate	1.50%	1.76%
Expected life in years	3	4 - 5
Expected volatility	81%	116% - 118%
Expected dividend yield	0%	0%
For the three month periods ended March 31, 2017 and 2016, the Company recorded a recovery for non-employee stock options of $0.1 million and an expense for non-employee stock options of $0.2 million, respectively.
The changes in fair value of the liability related to vested yet un-exercised options issued to non-employees during the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Balance at beginning of year	$899	$842
Vested during the period	63	533
Change in fair value recorded in earnings	(371)	113
Balance as of March 31, 2017 and 2016	$591	$1,488
Options issued to non-employees are reclassified from equity to liabilities on the performance completion date. Under U.S. GAAP, such options may not be considered indexed to our stock because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and stock option liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant and stock option liabilities”. At March 31, 2017, there were 0.6 million unexercised non-employee options requiring liability classification.
NOTE 13 – EARNINGS PER SHARE
Basic net earnings attributable to Nobilis common shareholders, per common share, excludes dilution and is computed by dividing net earnings attributable to Nobilis common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to Nobilis common shareholders, per common share, is computed by dividing net earnings attributable to Nobilis common shareholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon the vesting stock option awards, warrants and RSUs as determined under the treasury stock method. Since the Company reflected a net loss during the periods ended March 31, 2017 and 2016, the effect of considering any common stock equivalents would have been anti-dilutive. A separate computation of diluted loss per share is not presented.
A detail of the Company’s earnings per share is as follows (in thousands except for share and per share amounts):

	Three Months Ended March 31,
	2017	2016

Basic:
Net loss attributable to Nobilis Health Corp.	$(2,398)	$(4,965)
Weighted average common shares outstanding	77,805,014	74,806,441
Net loss per common share	$(0.03)	$(0.07)
NOTE 14 – NONCONTROLLING INTERESTS
Noncontrolling interests at March 31, 2017 and December 31, 2016 represent an 8.1% interest in The Palladium for Surgery - Houston, 75% interest in the Kirby Surgical Center, 65% interest in Microsurgery Institute, 2.3% interest in Houston Microsurgery

Institute, 50% in Northstar Healthcare Dallas Management, 65% in NHC ASC – Dallas, 49% in First Nobilis Hospital, 40% in First Nobilis Hospital Management, 45% in Hermann Drive Surgical Hospital, and 25% in Scottsdale Liberty Hospital.
Agreements with the third-party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of March 31, 2017 and December 31, 2016. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s Consolidated Balance Sheets as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests are as follows (in thousands):

	NHC - ASC Dallas	First Nobilis	Total

Balance at January 1, 2016	$3,393	$8,832	$12,225
Distributions	(2,928)	(599)	(3,527)
Net income attributable to noncontrolling interests	(68)	5,674	5,606
Total contingently redeemable noncontrolling interests at December 31, 2016	$397	$13,907	$14,304

Balance at January 1, 2017	$397	$13,907	$14,304
Distributions	—	—	—
Net (loss) income attributable to noncontrolling interests	(4)	(13)	(17)
Total contingently redeemable noncontrolling interests at March 31, 2017	$393	$13,894	$14,287
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

The following table summarizes the carrying amount of the assets and liabilities of our material VIE’s included in the Company’s Consolidated Balance Sheets (after elimination of intercompany transactions and balances) (in thousands):

	March 31, 2017	December 31, 2016

Total cash and short term investments	$4,210	$3,445
Total accounts receivable	21,255	18,845
Total other current assets	1,992	1,664
Total property and equipment	17,563	16,804
Total other assets	190	190
Total assets	$45,210	$40,948

Total accounts payable	$2,072	$4,119
Total other liabilities	4,852	5,263
Total accrued liabilities	12,478	11,538
Long term - capital lease	12,349	11,169
Noncontrolling interest	(9,047)	(8,892)
Total liabilities	$22,704	$23,197
NOTE 15 – INCOME TAXES
The Company is a corporation subject to federal income tax at a statutory rate of 35% of pretax earnings. The Company estimates an annual effective income tax rate of 38.8% for US and none for Canada based on the projected results for the year and applies this rate to income before taxes to calculate income tax expense.

The net tax benefit was $1.6 million and $1.9 million, resulting in an effective tax rate of approximately 41.9% and 22.1% for the three months ended March 31, 2017 and 2016, respectively. The net tax benefit amount includes $0.3 million and $0.2 million tax expense for states in which the Company operates for the three months ended March 31, 2017 and 2016, respectively.  The Company did not recognize any foreign tax expense or benefit for the three months ended March 31, 2017 and 2016, as the Company had a full valuation allowance against deferred tax assets.

The following items caused the first quarter effective income tax rate to be significantly different from the statutory rate:

•
Canada is excluded from the worldwide annual effective tax rate calculation because Canada has losses but does not expect to realize them, which increases the first quarter effective tax rate by approximately 3.2% for the three months ended March 31, 2017.

•
All of the Partnership’s earnings are included in the Company’s net income; however, the Company is not required to record income tax expense or benefit with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, which increases the first quarter effective tax rate by approximately 0.8% for the three months ended March 31, 2017.

The Company received notification from the Internal Revenue Service to examine the 2014 federal income tax return for First Nobilis, LLC that the Company owns 51%.

Based on management’s analysis, the Company did not have any uncertain tax positions as of March 31, 2017.

NOTE 16 – BUSINESS SEGMENT INFORMATION
A summary of the business segment information for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three months ended March 31, 2017
	Medical	Marketing	Corporate	Total

Revenues	$64,806	$3,496	$—	$68,302
Operating expenses	60,458	3,633	—	64,091
Corporate costs	—	—	7,346	7,346
Income (loss) from operations	4,348	(137)	(7,346)	(3,135)
Change in fair value of warrant and option liabilities	—	—	(375)	(375)
Interest expense	260	—	995	1,255
Other (income) expense	$(330)	$(8)	$80	$(258)
Income (loss) before income taxes	$4,418	$(129)	(8,046)	(3,757)

Other data:
Depreciation and amortization expense	$1,957	$381	$83	$2,421
Income tax expense (benefit)	$313	$28	$(1,892)	$(1,551)
Intangible assets, net	$6,813	$12,447	$—	$19,260
Goodwill	$53,836	$19,011	$—	$72,847
Capital expenditures	$2,616	$1,125	$68	$3,809
Total assets	$216,814	$45,553	$45,793	$308,160
Total liabilities	$64,786	$7,798	$81,298	$153,882
Stock consideration given in conjunction with acquisitions	$2,250	$—	$—	$2,250
Convertible promissory note	$7,250	$—	$—	$7,250

	Three months ended March 31, 2016
	Medical	Marketing	Corporate	Total

Revenues	$46,208	$5,065	$—	$51,273
Operating expenses	47,516	4,619	—	52,135
Corporate costs	—	—	8,832	8,832
Income (loss) from operations	(1,308)	446	(8,832)	(9,694)
Change in fair value of warrant and option liabilities	—	—	(42)	(42)
Interest expense	393	1	290	684
Other (income) expense	(1,173)	(120)	(361)	(1,654)
Income before income taxes	$(528)	$565	$(8,719)	$(8,682)

Other data:
Depreciation and amortization expense	$1,869	$660	$54	$2,583
Income tax expense (benefit)	$176	$24	$(2,118)	$(1,918)
Intangible assets, net	$5,337	$13,597	$—	$18,934
Goodwill	$25,822	$19,011	$—	$44,833
Capital expenditures	$1,525	$—	$—	$1,525
Total assets	$149,696	$40,384	$38,087	$228,167
Total liabilities	$50,795	$6,625	$31,236	$88,656

NOTE 17 – RELATED PARTY TRANSACTIONS
In March 2016, the Company acquired an interest in Athelite, a holding company which owns an interest in Dallas Metro, a company formed to provide management services to an HOPD. The Athelite investment is accounted for as an equity method investment (refer to Note 4 - Investments in associates). At March 31, 2017, the Company had $3.8 million in accounts receivable from the HOPD and $0.9 million in accounts receivable from Dallas Metro. The Company also rents, on a monthly basis, certain medical equipment to Dallas Metro and subleases facility space to Denton Transitional.
As a result of the AZ Vein acquisition in October 2016, an executive of the Company is owed $2.3 million and $1.1 million related to a convertible promissory note and a cash holdback as of March 31, 2017. In addition, the Company entered into agreements to lease facility space with the same executive.  Facility lease cost were $0.3 million in for the three months ended 2017.

Physician Related Party Transactions
Nobilis maintains certain medical directorship, consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities. Material related party arrangements of this nature are described below:

•
In September 2013, the Company entered into a book deal with a physician equity owner. In March 2015, the Company entered into a marketing agreement with that physician equity owner and a marketing services company owned by the physician equity owner’s father. The Company incurred expenses of nil and $0.6 million as a result of the book deal during the three months ended March 31, 2017 and 2016, respectively. The Company incurred expenses of nil and $0.3 million related to the marketing services entity during the three months ended March 31, 2017 and 2016, respectively. The Company incurred expenses of nil and $0.3 million related to the Consulting services entity during the three months ended March 31, 2017 and 2016, respectively.

•
In July 2014, the Company entered into a marketing services agreement with a physician equity owner and an entity owned by that physician equity owner’s brother. The Company incurred expenses of $0.2 million and $0.3 million to the entity during the three months ended March 31, 2017 and 2016, respectively.

•
In September 2014, the minority interest holder of a fully consolidated entity, who is also a partial owner of two other hospitals, entered into an ongoing business relationship with the Company. At March 31, 2017, the Company has a net amount due from these related parties of $2.7 million. In addition, the Company leases certain medical equipment and facility space from these related parties. Equipment lease costs of $0.5 million, and $0.5 million were incurred during the three months ended March 31, 2017 and 2016, respectively. Facility lease costs of $0.5 million and $0.4 million were incurred during the three months ended March 31, 2017 and 2016, respectively.

•
In September 2014, the Company entered into a services agreement with a physician equity owner's wife who has financial interests in a related entity. The Company incurred expenses pursuant to service agreements of nil and $0.1 million to the entity during the three months ended March 31, 2017 and 2016, respectively.

•
In October 2014, the Company entered into a marketing agreement with an entity controlled by a physician equity owner. In June 2015, the Company expanded the relationship with this physician equity owner to include consulting, medical supplies, medical directorship and on-call agreements (collectively "service agreements"). The Company incurred expenses of $1.5 million and $1.0 million in fees owed pursuant to the marketing agreement to the entity during the three months ended March 31, 2017 and 2016, respectively. The Company has incurred expenses of nil and $0.5 million in fees owed pursuant to the service agreements to the entity during the three months ended March 31, 2017 and 2016, respectively.

NOTE 18 – COMMITMENTS AND CONTINGENCIES
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
We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth elsewhere in this report and in our 2016 Annual Report filed with the SEC on March 14, 2017.
The following discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1—Financial Statements of this Quarterly Report, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our 2016 Annual Report.

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
On October 28, 2016 and March 8, 2017, we purchased the Arizona Vein and Vascular Center, LLC ("AVVC") and Hamilton Vein Center, Hamilton Physician Services, LLC ("HVC") brand and associated assets, respectively. The acquisitions expanded our specialty mix to include the treatment of venous diseases with little modification to our existing infrastructure of ASCs, surgical hospitals and clinics. Our facilities will be able to offer a range of treatments, both surgical and non-surgical, for those patients suffering from venous diseases, which today affect more than 30 million Americans.
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
As of March 31, 2017, there are 25 Nobilis facilities, consisting of 4 hospitals (3 in Texas and 1 in Arizona), 10 ambulatory surgery centers (5 in Texas and 5 in Arizona) and 11 clinics (6 in Texas and 5 in Arizona), partnered with 38 facilities and marketed 9 brands. We earn revenue in our Medical Segment from the “facility fees” or “technical fees” from third party payors or patients for the services rendered at the Nobilis Facilities. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients.
These clinical specialties include orthopedic surgery, podiatric surgery, vein and vascular, ear nose and throat (ENT) surgery, pain management, gastro-intestinal surgery, gynecology and general surgery. The Nobilis ASCs do not offer the full range of services typically found in traditional hospitals. Many surgical patients require additional complementary healthcare services, and our suite of ancillary services, currently including surgical assist, intraoperative neuromonitoring (“IOM”) and anesthesia, aims to address the needs of patients and physicians through the provision of these services in a high quality, cost effective manner. We began implementing this approach across our operations in 2015, and in 2016 we expanded the scope of our ancillary services by providing clinical lab testing through our Hermann Drive Surgical Hospital location. The addition of the clinical lab testing modality, which currently consists solely of blood testing, has helped us successfully expand our continuum of care as well as increase facility efficiency. We believe offering a full suite of ancillary services provides numerous benefits to patients and physicians as it improves our coordination of the various services they require, and enhances the quality of patients’ clinical outcomes as well as their overall experience. The Nobilis Hospitals do offer the services typically found in traditional hospitals and, as a result, have ability to take on more complex cases and cases that may require an overnight stay.
Marketing Segment
Our Marketing Segment provides marketing services, patient education services and patient care coordination management services to the Nobilis Facilities, to third party facilities in states where we currently do not operate, and to physicians. We market several minimally-invasive medical procedures and brands, which include the following:

•	North American Spine: promotion of minimally invasive spine procedures (pain management, musculoskeletal and spine);

•	Migraine Treatment Centers of America: promotion of procedures related to chronic migraine pain (interventional headache procedure);

•	NueStep: promotion of surgical procedures designed to treat pain in the foot, ankle and leg (podiatry);

•	Evolve: The Experts in Weight Loss Surgery: promotion of surgical weight loss procedures (bariatrics);

•	Minimally Invasive Reproductive Surgery Institute (“MIRI”): promotion of women’s health related procedures;

•	Onward Orthopedics: promotion of general orthopedics, sports medicine related to orthopedics (orthopedics and pain management interventions);

•	Clarity Vein and Vascular: promotion of cosmetic and medical vein and vascular treatments; and

•	Arizona Vein and Vascular Center: promotion of cosmetic and medical vein and vascular treatments.

•	Hamilton Vein Center: promotion of cosmetic and medical vein and vascular treatments.
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
Recent Developments
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
Operating Environment
The Medical Segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Segment are from reimbursement to the Nobilis Hospitals and Nobilis ASCs as “out-of-network” providers. This means the Nobilis Facilities are not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. The reimbursement to in-network providers, however, is typically far less than that paid to out of network providers. To a far lesser degree, the Nobilis Facilities earn fees from governmental payor programs such as Medicare. For the three months ended March 31, 2017 and 2016, we derived approximately 0.4% and 0.4% for the respective periods of our Medical Segment’s net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payers and patient co-pays, coinsurance, and deductibles.
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
In certain instances in this MD&A, we analyze growth and trends by bifurcating our business into “same center facilities” and “new facilities”. “Same center facilities” can be defined as any facility that has been acquired before January 1, 2016 and in operation for 12 months prior to January 1, 2017. All other facilities are considered to be “new facilities” until the following year.

Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Revenues:
Patient and net professional fees	$64,901	$46,357
Contracted marketing revenues	1,379	3,482
Factoring revenues	2,022	1,434
Total revenues	68,302	51,273
Operating expenses:
Salaries and benefits	15,321	12,577
Drugs and supplies	12,744	12,020
General and administrative	33,688	25,009
Depreciation and amortization	2,338	2,529
Total operating expenses	64,091	52,135
Corporate expenses:
Salaries and benefits	2,439	1,282
General and administrative	4,253	5,911
Legal expenses	571	1,585
Depreciation	83	54
Total corporate expenses	7,346	8,832
Loss from operations	(3,135)	(9,694)
Other (income) expense:
Change in fair value of warrant and stock option derivative liabilities	(375)	(42)
Interest expense	1,255	684
Other income, net	(258)	(1,654)
Total other (income) expense	622	(1,012)
Loss before income taxes and noncontrolling interests	(3,757)	(8,682)
Income tax benefit, net	(1,551)	(1,918)
Net loss	$(2,206)	$(6,764)
Revenues
Total revenues for the three months ended March 31, 2017, totaled $68.3 million, an increase of $17.0 million or 33.2%, compared to $51.3 million in the prior corresponding period. Total cases increased 457 or 11.5% versus the prior corresponding period. Medical Segment revenues increased by $18.6 million to $64.8 million, or 40.3% compared to $46.2 million from the prior corresponding period, while the Marketing Segment offset this increase by $1.6 million.
Salaries and Benefits
Operating salaries and benefits for the three months ended March 31, 2017, totaled $15.3 million, an increase of $2.7 million, or 21.8%, compared to $12.6 million in the prior corresponding period. The Medical Segment increased by $2.5 million, or 24.1%, and the Marketing Segment increased $0.2 million, or 11.1% period over period.
Drugs and Supplies
Drugs and supplies expense in our Medical Segment for the three months ended March 31, 2017, totaled $12.7 million, an increase of $0.7 million or 6.0% compared to $12.0 million in the prior corresponding period.
General and Administrative
Operating general and administrative expense for three months ended March 31, 2017, totaled $33.7 million, an increase of $8.7 million, or 34.7%, compared to $25.0 million in the prior corresponding period. The Medical Segment accounted for $10.0 million of the increase, offset by a decrease of $1.2 million in the Marketing Segment.

Depreciation and Amortization
Depreciation for the three months ended March 31, 2017, totaled $2.3 million, a decrease of $0.2 million or 7.6%, compared to $2.5 million the prior corresponding period. This decrease is primarily due to a one time prior year depreciation expense true-up to reclass the Scottsdale Liberty property to a capital lease.
Total Corporate Costs
To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs totaled $7.3 million, a decrease of $1.5 million or 16.8%, compared to $8.8 million in the prior corresponding period. Salaries and benefits for the three months ended March 31, 2017, totaled $2.4 million, an increase of $1.2 million or 90.2%, compared to $1.3 million from the prior corresponding period. The $1.2 million increase is primarily due to the hiring of additional corporate staff in 2016 related to accounting, finance and information technology and new employees acquired during the AZ Vein acquisition. Legal expenses for the three months ended March 31, 2017, totaled $0.6 million, a decrease of $1.0 million or 64.0%, compared to $1.6 million in from the prior corresponding period. The decrease in legal expenses was attributable to reduced litigation expenses and reductions in the legal department headcount. General and administrative expenses for the three months ended March 31, 2017, totaled $4.3 million, a decrease of $1.7 million or 28.0%, compared to $5.9 million in the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in share based compensation expense and reductions in accounting and tax re-statement related service fees for the three months ended March 31, 2017.
Other (Income) Expense
For the three months ended March 31, 2017, the Company recognized $0.6 million of other expense compared to $1.0 million of other income during the corresponding prior period. The change is primarily related to the closure of Dallas Metro which we held as an equity method investment through our ownership in Athlete. We provided Dallas Metro with cases that were derived from our Marketing Segment. After the closure, we began scheduling "would be" Dallas Metro cases to our Nobilis Facilities. As a result, we experienced increases in revenues within our Medical Segment from this increased case volume. This is further discussed below in our segment analysis.
In addition, there was a change in warrant and stock option derivative liability of $0.3 million. The warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S. dollars and therefore recorded as derivative liabilities. Change in fair value of warrant and stock option derivative liabilities are a result of adjusting the estimated fair value at the end of the period, using the Black-Scholes Model.
Lastly, interest expense increased $0.6 million as a result of average increase in borrowings and amortization of debt issuance costs.
Income Tax Benefit, net
The net tax benefit for the three months ended March 31, 2017 was $1.6 million, compared to $1.9 million from the prior corresponding period. For the three months ended March 31, 2017, the effective tax rate differs from the annual tax rate primarily due to Canada's loss that we do not expect to realize, and noncontrolling interests. The Company’s state tax expense was $0.3 million for the three months ended March 31, 2017. Our effective tax rate during the three months ended March 31, 2017 was approximately 41.9%. The Company estimates an annual effective income tax rate of 38.8% for U.S., and none for Canada, based on projected results for the year.
Noncontrolling Interests
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

MEDICAL SEGMENT

REVENUES
The following table sets out our comparable changes in Medical Segment revenue and case volume for our facilities as of the three months ended March 31, 2017 and 2016 (in thousands, except case and per case data):

	Three Months Ended March 31,
	Revenue (in thousands)		Number of Cases (1)		Revenue per Case (2)
	2017	2016	2017	2016	2017	2016

Hospitals	$46,416	$36,155	2,593	1,864	$17,901	$19,396
ASCs	10,045	8,858	1,676	1,876	5,993	4,722
Ancillary services	8,345	1,194	—	—	—	—
Total	$64,806	$46,207	4,269	3,740	$15,181	$12,355

Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.

CASE MIX
The following table sets forth the combined number of cases by medical specialty performed for three months ended March 31, 2017 and 2016:

	2017	2017%	2016	2016%
Specialty	Cases	Cases	Cases	Cases

Pain Management	1,237	29.0%	1,311	35.1%
Orthopedics	273	6.4%	324	8.7%
Spine	459	10.8%	261	7.0%
Podiatry	97	2.3%	74	2.0%
Gastro-intestinal	47	1.1%	28	0.7%
General Surgery	244	5.7%	174	4.7%
Plastic & Reconstructive	443	10.4%	358	9.6%
Bariatrics	853	19.8%	847	22.6%
Gynecology	144	3.4%	198	5.3%
Urology	—	—%	2	0.1%
ENT	175	4.1%	163	4.4%
Vascular	297	7.0%	—	—

TOTAL	4,269	100%	3,740	100%
Notes:
(1) The table listed above is exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.

INN - ONN CONRACT MIX OF TOTAL CASES PERFORMED
The following table sets out the contract mix of cases performed that were in network (“INN”) compared to cases performed that were out of network (“OON”) at our Medical Segment for the three months ended March 31, 2017 and 2016.

	2017	2016
Contract Network Type	Contract Mix	Contract Mix

OON	87.4%	84.7%
INN	12.6%	15.3%
TOTAL	100%	100%
Revenues
Revenues for the Medical Segment increased by $18.6 million to $64.8 million, or 40.3% compared to $46.2 million from the prior corresponding period. Net service patient revenues increased $2,826 per case period over period. Revenues increased primarily due to a 14.1% increase in the Medical Segment's case volume, and higher acuity cases receiving larger reimbursements and a $7.2 million increase in ancillary services. Furthermore, the Company shifted cases from the Marketing Segment to the Medical Segment, further explained below in the Marketing Segment analysis.
Salaries and Benefits
Salaries and Benefits for the Medical Segment increased by $2.5 million to $12.9 million, or 24.1% compared to $10.4 million from the prior corresponding period. Operating salaries and benefits increased primarily due to additional headcount related to recently acquired hospitals, the additional facility resources required to accommodate the increase in cases over prior year, and new employees acquired during the AZ Vein acquisition.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment increased by $0.6 million to $12.0 million, or 5.7% compared to $11.4 million from the prior corresponding period. Medical supplies costs for the Medical Segment at new facilities accounted for $0.6 million of the increase. Drugs and supplies increased compared to the prior corresponding period primarily due to the additional facility resources required to accommodate the increase in cases over prior year and hospitals require higher drugs and supply costs than ASCs as a result of performing more complex and higher acuity cases.
General and Administrative
General and administrative expense for the Medical Segment increased by $10.0 million to $33.6 million, or 42.1% compared to $23.6 million. The increase in the Medical Segment general and administrative expense is primarily due to the 14.1% increase in Medical Segment cases, an increase in revenues of $2,826 per case period over period, marketing expenses and operations associated with Medical Segment facilities and its mission to continue our strategic growth initiatives and the marketing of our specialty services to hospitals.
For the three months ended March 31, 2017, marketing expenses allocated to the Medical Segment increased by $1.8 million to $7.7 million, compared to $5.9 million for the corresponding period. These marketing cost are allocated from our Marketing Segment for cases performed at Nobilis Facilities. The acquisition of hospitals allows us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, there was a decrease in general and administrative costs within our Marketing Segment, discussed later herein.

MARKETING SEGMENT
REVENUES
The following table set out our comparable changes in Marketing Segment revenue and case volumes for our facilities as of the three months ended March 31, 2017 and 2016 (in thousands, except cases and per case data):

	Three Months Ended March 31,
	Revenues				Revenues
	(in thousands)		Number of Cases (1)		per Case (2)
	2017	2016	2017	2016	2017	2016

Marketing	$3,496	$5,066	162	234	$21,580	$21,650
Total	$3,496	$5,066	162	234	$21,580	$21,650
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
CASE MIX
The following table sets forth the combined number of marketing cases for three months ended March 31, 2017 and 2016:

	2017	2017%	2016	2016%
Specialty	Cases	Cases	Cases	Cases

Pain Management	85	52.5%	144	61.5%
Spine	68	42.0%	90	38.5%
Vascular	9	5.5%	—	0.1%

TOTAL	162	100%	234	100%
Notes:
(1) The table listed above is exclusive of ancillary services which include neuromonitoring, surgical assist and anesthesia services.

INN - ONN CONTRACT MIX OF TOTAL CASES PERFORMED
The following table sets out the contract mix of cases performed that were INN compared to cases performed that were OON at our Marketing Segment for the three months ended March 31, 2017 and 2016.

Contract Network Type	2017 Contract Mix	2016 Contract Mix

OON	56.5%	24.4%
INN	43.5%	75.6%
TOTAL	100%	100%

Revenues
Revenues for the Marketing Segment decreased by $1.6 million to $3.5 million, or 30.6% compared to $5.1 million from the prior corresponding period. Marketing Segment revenues decreased primarily due the closure of Dallas Metro (an equity method investment held through our ownership of Athlete). After the slow down of Dallas Metro, the Company started scheduling "would be" Dallas Metro cases to a wholly owned hospital. This decrease in the revenues in the Marketing Segment ultimately results in an increase in revenues within our Medical Segment due to the shifting of where the cases are performed.
Salaries and Benefits
Salaries and benefits for the Marketing Segment increased $0.2 million to $2.5 million compared to $2.2 million. The increase is related to additional headcount added throughout 2016 being fully staffed at the end of 2016 and beginning of 2017.
General and Administrative
General and administrative expense for the Marketing Segment decreased by $1.2 million compared to $1.4 million for the corresponding period. Marketing costs are allocated to our Medical Segment for cases performed at Nobilis Facilities. The decrease in the Marketing Segment's general and administrative expense is attributable to driving cases to our Nobilis facilities. The acquisition of hospitals allows us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, we see a decrease in general and administrative costs within our Marketing Segment. This decrease is in line with the decrease in revenues related to the shifting of cases to Nobilis Facilities from our Marketing Segment to our Medical Segment.
Balance Sheet
The Company experienced material variances in certain balance sheet accounts as discussed herein.
Trade Accounts Receivable, net
Accounts receivable as of March 31, 2017, totaled $102.7 million, a decrease of $22.3 million or 17.8%, compared to $125.0 million for the year-ended December 31, 2016. The decrease is a result of strong collections for the three months ended March 31, 2017.
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
Cash at March 31, 2017 and December 31, 2016 were $31.2 million and $24.6 million, respectively.
As of March 31, 2017, net cash provided by operating activities increase by $12.0 million from the prior year attributable to an increase in collections due to higher case volumes during the period and higher facility operating costs attributable to new facilities and 2016 acquisitions. Net cash used for investing activities increase $9.4 million from the prior year attributable to the closing of the HVC transaction on March 8, 2017. Net cash used for financing activities decrease by $3.4 million from the prior year due to a decrease in distributions to noncontrolling interest, a $3.0 million draw on the revolver and cash received from exercise of stock options in the prior year that did not reoccur during 2017.
As of March 31, 2017, the Company had consolidated net working capital of $84.7 million compared to $98.0 million as of December 31, 2016. The increase is primarily due to a net decrease of accounts receivable.
Debt
BBVA Compass Credit Agreement
On October 28, 2016 the Company entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin ranging from 3.0% to 3.75% (depending on the Company’s consolidated leverage ratio), with an option for the interest rate to be set at the then applicable Base Rate (the “Interest Rate”). The effective rate for the Term Loan as of March 31, 2017 was 4.77%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021. The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of March 31, 2017 was 4.77%. The maturity date of the Revolver is October 28, 2021. Additionally, Borrower may

request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. As of March 31, 2017, the outstanding balances on the Term Loan and Revolver were $51.8 million and $18.0 million, respectively.
The Company entered into Amendment No. 1 to BBVA Credit Agreement and Waiver, dated as of March 3, 2017, by and among NHA, certain subsidiaries of the Company party thereto, Compass Bank, and other financial institutions (the "Amendment"). The purpose of the Amendment was to, among other things, (i) modify the definition of “Permitted Acquisition” to require Lender approval and consent for any acquisition which is closing during the 2017 fiscal year; (ii) modify certain financial definitions and covenants, including, but not limited to, an increase to the maximum Consolidated Leverage Ratio to 3.75 to 1.00 for the period beginning September 30, 2016 and ending September 30, 2017, and an increase to the Consolidated Fixed Charge Coverage Ratio to 1.15 to 1.00 for the period beginning September 30, 2016 and ending June 30, 2017; (iii) waive the Pro Forma Leverage Requirement in connection with the previously reported Hamilton Vein Center acquisition; and (iv) provide each Lender’s consent to the Hamilton Vein Center acquisition. The Amendment also contained a limited waiver of a specified event of default. As of March 31, 2017 the Company was in compliance with its covenants.
Loan origination fees are deferred and the net amount is amortized over the contractual life of the related loans.
Convertible Promissory Note - AZ Vein
In conjunction with our purchase of AZ Vein, we entered into a $2.25 million convertible promissory note. The convertible promissory note bears interest at 5% per annum and matures on the date that is 36 months from closing. The convertible promissory note (outstanding principal but excluding accrued and unpaid interest) can be converted into common shares of NHC (the "Conversion Shares"), at the sole discretion of NHC and NHA, on the maturity date. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the volume weighted average price of the common shares on the New York Stock Exchange (NYSE) in the trailing ten trading days prior to the maturity date. There are no pre-payment penalties.
Convertible Promissory Note - HVC
In conjunction with our purchase of HVC, we entered into a $5.0 million convertible promissory note. The convertible promissory note bears interest at 5% per annum and matures on the date that is 24 months from closing. The convertible promissory note (outstanding principal but excluding accrued and unpaid interest) can be converted into common shares of NHC (the "Conversion Shares"), at the sole discretion of NHC and NHA, on the maturity date. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the volume weighted average price of the common shares on the NYSE in the trailing ten trading days prior to the maturity date. There are no pre-payment penalties.
Critical Accounting Policies
Our critical accounting policies are further described 2016 Annual Report. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources other than operating leases disclosed in Note 13 included in Part II, Item 8 —"Financial Statements and Supplementary Data” in our 2016 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing activities. Our term loans and revolving credit lines carry terms with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2017, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $0.7 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Financial Officer (“CFO”), the principal financial officer, the Company's management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective during the three-months ended March 31, 2017.
Management's assessment of the Company's internal control over financial reporting excluded the internal control over financial reporting of AZ Vein and HVC acquisitions, which closed on October 28, 2016 and March 8, 2017, respectively.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Item 1—"Financial Statements, Note 18 - Commitments and contingencies" of this Quarterly Report for an update on ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2016 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*filed herewith

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NOBILIS HEALTH CORP.

Date: May 2, 2017

By:	/s/ David Young
David Young
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)