Form 10-Q
period 2017-06-30
Nobilis Health Corp.
filed 2017-08-03
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]
Smaller reporting company [ ]		Emerging growth company [ X ]
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
77,805,014 common shares as of July 24, 2017.

In this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 (“Quarterly Report”), the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp. and all of its subsidiaries.

Part I - Financial Information

Item 1. Financial Statements

Nobilis Health Corp.
Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
(in thousands, except share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash	$29,225	$24,572
Trade accounts receivable, net of allowance of $750 at June 30, 2017 and December 31, 2016	110,419	124,951
Medical supplies	3,463	4,468
Prepaid expenses and other current assets	12,999	10,083
Total current assets	156,106	164,074
Property and equipment, net	40,883	36,723
Intangible assets, net	20,769	19,618
Goodwill	69,397	62,018
Deferred tax asset	21,532	21,652
Other long-term assets	1,402	1,350
Total Assets	$310,089	$305,435
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$14,339	$22,184
Accrued liabilities	33,403	30,145
Current portion of capital leases	3,325	3,985
Current portion of long-term debt	2,127	2,220
Current portion of convertible promissory note	2,500	—
Current portion of warrant and stock option derivative liabilities	—	3
Other current liabilities	9,841	7,561
Total current liabilities	65,535	66,098
Lines of credit	18,000	15,000
Long-term capital leases, net of current portion	12,808	12,387
Long-term debt, net of current portion	46,828	48,323
Convertible promissory notes, net of current portion	4,750	2,250
Warrant and stock option derivative liabilities, net of current portion	715	899
Other long-term liabilities	3,810	3,999
Total liabilities	152,446	148,956
Commitments and Contingencies
Contingently redeemable noncontrolling interest	15,174	14,304
Shareholder's Equity:
Common shares, no par value, unlimited shares authorized, 77,805,014 shares issued and outstanding at June 30, 2017 and December 31, 2016
Additional paid in capital	223,873	222,240
Accumulated deficit	(79,855)	(79,042)
Total shareholders’ equity attributable to Nobilis Health Corp.	144,018	143,198
Noncontrolling interests	(1,549)	(1,023)
Total shareholders' equity	142,469	142,175
Total Liabilities and Shareholders' Equity	$310,089	$305,435
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Patient and net professional fees	$77,073	$55,176	$141,974	$101,533
Contracted marketing revenues	1,573	4,668	2,952	8,150
Factoring revenues	1,316	2,027	3,338	3,461
Total revenues	79,962	61,871	148,264	113,144
Operating expenses:
Salaries and benefits	15,417	12,591	30,738	25,168
Drugs and supplies	12,579	12,177	25,323	24,197
General and administrative	35,150	27,474	68,838	52,483
Depreciation and amortization	2,728	1,981	5,066	4,510
Total operating expenses	65,874	54,223	129,965	106,358
Corporate expenses:
Salaries and benefits	3,623	2,030	6,062	3,312
General and administrative	2,595	4,497	6,848	10,408
Legal expenses	405	990	976	2,575
Depreciation	80	76	163	130
Total corporate expenses	6,703	7,593	14,049	16,425
Income (loss) from operations	7,385	55	4,250	(9,639)
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	188	(1,657)	(187)	(1,699)
Interest expense	1,363	687	2,618	1,371
Other expense (income), net	330	(1,159)	72	(2,813)
Total other expense (income)	1,881	(2,129)	2,503	(3,141)
Income (Loss) before income taxes and noncontrolling interests	5,504	2,184	1,747	(6,498)
Income tax expense (benefit), net	2,249	(331)	698	(2,249)
Net income (loss)	3,255	2,515	1,049	(4,249)
Net income (loss) attributable to noncontrolling interests	1,670	(2,291)	1,862	(4,090)
Net income (loss) attributable to Nobilis Health Corp.	$1,585	$4,806	$(813)	$(159)
Net income (loss) per basic common share	$0.02	$0.06	$(0.01)	$—
Net income (loss) per fully diluted common share	$0.02	$0.06	$(0.01)	$—
Weighted average shares outstanding (basic)	77,805,014	76,754,950	77,805,014	75,780,695
Weighted average shares outstanding (fully diluted)	78,115,242	77,616,886	77,805,014	75,780,695
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,049	$(4,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,229	4,640
Share-based compensation	1,630	3,504
Change in fair value of warrant and stock option derivative liabilities	(187)	(1,699)
Deferred income taxes	120	(2,770)
Gain on sale of property and equipment	—	(265)
Loss (earnings) from equity method investment	108	(1,078)
Amortization of deferred financing fees	233	66
Capital lease interest payments	(594)	(745)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	15,279	14,961
Medical supplies	1,300	(231)
Prepaid expenses and other current assets	(2,714)	(785)
Other long-term assets	—	174
Trade accounts payable and accrued liabilities	(5,130)	(5,801)
Other current liabilities	2,280	352
Other long-term liabilities	(303)	275
Distributions from equity method investments	—	1,085
Net cash provided by operating activities	18,300	7,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,208)	(1,717)
Purchase of equity method investment	—	(609)
Note receivable, net	—	150
Acquisition, net of cash acquired	(7,883)	—
Net cash used for investing activities	(11,091)	(2,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(1,520)	(4,964)
Proceeds from exercise of stock options	—	2,067
Payments on capital lease obligations	(2,214)	(2,017)
Proceeds from line of credit	3,000	3,500
Payments on debt	(1,356)	(688)
Deferred financing fees	(466)	—
Net cash used for financing activities	(2,556)	(2,102)

NET INCREASE IN CASH	4,653	3,156
CASH — Beginning of period	24,572	15,666
CASH — End of period	$29,225	$18,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,778	$846
Cash paid for taxes	$950	$603

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations	$2,461	$197
Convertible promissory note	$5,000	$—

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Notes to Consolidated Financial Statements
NOTE 1 – COMPANY DESCRIPTION
Nobilis Health Corp. (“Nobilis” or the “Company”) was incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act. On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. The Company owns and manages health care facilities in the States of Texas and Arizona, consisting primarily of acute-care surgical hospitals, ambulatory surgery centers and clinics. The Company's service offerings within the health care industry include providing contracted marketing services and accounts receivable factoring.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest. We consolidate subsidiaries in which we hold, directly or indirectly, more than 50% of the voting rights and, in the case of variable interest entities, with respect to which the Company is determined to be the primary beneficiary.
The accompanying interim consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the Consolidated Balance Sheet at December 31, 2016, is derived from previously audited consolidated financial statements. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included. These interim consolidated financial statements include all accounts of the Company. All intercompany transactions and accounts have been eliminated upon consolidation.
Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. The reclassifications included in these comparative consolidated financial statements represents a change in presentation of cash flows related to capital leases. The reclassifications were deemed to be immaterial to the consolidated financial statements both individually and in the aggregate.
These consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”) filed with the SEC on March 14, 2017. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. There have been no material changes to the Company’s critical accounting policies or estimates from those disclosed in the 2016 Annual Report.
Recently Issued Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued Account Standard Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business. This standard clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions, disposals of assets or businesses. The standard introduces a test to determine when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contributes to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements: Determining the Customer of the Operation Services. This standard clarifies the accounting and definition of the grantor in a service concession arrangement. Per ASU 2017-10, the grantor is the customer of the operation services in all cases for those arrangements. This new ASU is effective for the Company for reporting periods beginning after December 15, 2017. The Company is currently evaluating the new guidance to determine the method of adoption that it will use and the impact it will have on our consolidated financial statements.

Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this ASU in the second quarter of 2017.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This standard clarifies the accounting and application of modifications to terms and conditions of share-based payment awards. This new ASU, based on meeting certain fair market value, classification and vesting conditions, includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Early adoption is permitted, including adoption in any interim period. The Company adopted this ASU in the second quarter of 2017.
Revenue Recognition Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard provides enhancements to the quality and consistency of how revenue is reported by companies, while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The new standard also will require enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improved guidance for multiple-element arrangements. This accounting standard becomes effective for the Company for reporting periods beginning after December 15, 2017, and interim reporting periods thereafter. Early adoption is permitted for annual reporting periods (including interim periods) beginning after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. The purpose of this standard is to clarify the implementation of guidance on principal versus agent considerations related to ASU 2014-09. The standard has the same effective date as ASU 2014-09 described above.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (Topic 606) Identifying Performance Obligations and Licensing, which provides clarity related to ASU 2014-09 regarding identifying performance obligations and licensing implementation. The standard has the same effective date as ASU 2014-09 described above.
In May 2016, the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow scope improvements and practical expedients related to ASU 2014-09. The purpose of this standard is to clarify certain narrow aspects of ASU 2014-09, such as assessing the collectability criterion, presentation of sales taxes, and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The standard has the same effective date as ASU 2014-09 described above.
In December 2016, the FASB issued ASU 2016-20: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this standard affect narrow aspects of guidance issued in ASU 2014-09. The standard has the same effective date as ASU 2014-09 described above.
The Company plans to adopt these new revenue standard updates in the first quarter of 2018 and does not anticipate the adoption of these pronouncements to have a material impact with regard to its current contracts on its consolidated financial statements. The Company is still evaluating the possible effects of the new standard and the selected implementation transition method. The Company is still evaluating the possible effects of the new standard. Moreover, industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with the Company’s application could result in changes to the Company’s expectations regarding the impact that this new accounting standard could have on the Company’s financial statements.
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
Buyer received substantially all of the operating assets of Sellers in exchange for an aggregate purchase price of approximately $13.3 million, comprised of $8.3 million in cash and $5.0 million in the form of a convertible note. The note is convertible to cash or stock at the Company's election, and is payable in two equal installments over a two-year period.
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
As a result of the acquisition, the Company has recognized $8.4 million of goodwill within our Medical Segment. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group.
Revenues and net loss for the three months ended June 30, 2017, are $3.6 million and $0.2 million, respectively. Revenues and net loss for the six months ended June 30, 2017, are $4.8 million and $0.3 million, respectively.
The costs related to the transaction were nominal and were expensed during the six months ended June 30, 2017. These costs are included in the corporate general and administrative expenses in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2017.
The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company's acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is still in the process of assessing the fair value of trade accounts receivable, goodwill and working capital. The Company expects to finalize its analysis during 2017.

	Recognized as of Acquisition Date	Measurement Period Adjustments (1)	March 8, 2017

Assets acquired:
Cash	$438	$—	$438
Trade accounts receivable	747	—	747
Prepaid expenses and other current assets	42	—	42
Medical Supplies	295	—	295
Property and equipment	2,359	611	2,970
Other long-term assets	—	—	—
Intangible assets	—	1,900	1,900
Goodwill	10,828	(2,410)	8,418
Total assets acquired	$14,709	$101	$14,810

Liabilities assumed:
Trade accounts payable	$612	$(203)	$409
Refunds payable	347	(347)	—
Accrued liabilities	524	67	591
Current portion of capital lease	69	—	69
Long-term portion of capital leases	39	—	39
Total liabilities assumed	$1,591	$(483)	$1,108

Consideration:
Cash	$8,321	$—	$8,321
Convertible promissory note	5,000	—	5,000
Working capital adjustment	(203)	584	381
Total consideration	$13,118	$584	$13,702
(1) The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the date the acquisition was consummated and did not result from intervening events subsequent to that date.
2016 Transactions:
On October 28, 2016, the Company acquired Arizona Vein and Vascular Center, LLC (AVVC) and its four affiliated surgery centers operating as Arizona Center for Minimally Invasive Surgery, LLC (ACMIS), (collectively, “AZ Vein”) from Dr. L. Philipp Wall, M.D., P.C. for a total purchase price of $22.0 million comprised of $17.5 million in cash, $2.25 million in Nobilis common shares, $2.25 million in the form of a convertible note and $0.1 million earn-out arrangement to be paid in cash based on a trailing 12 month earnings before interest, income taxes, depreciation and amortization (EBITDA) of AZ Vein and the purchased assets.

In addition, $1.1 million of the cash purchase price was held back and is subject to certain indemnification provisions. On the twelve-month anniversary of closing, 50% of the amount held back, less any amounts paid as, or claimed as, indemnification, will be paid to Dr. Wall. The remaining amount held back, less any amounts paid as, or claimed as, indemnification, will be paid to Dr. Wall on the twenty-four-month anniversary of closing.

Dr. Wall was the sole equity holder for both AVVC and ACMIS and started the companies in 2007 and 2012, respectively. AVVC and ACMIS are leading clinical and surgical providers for vascular, radiology, podiatry, and general surgery, with five locations in the Phoenix and Tucson metropolitan areas. The acquisition expands Nobilis' presence in two high-growth geographic markets, Phoenix and Tucson, and increases its multi-specialty offering with new vascular surgical specialties within a group of established physician partners.
As a result of the acquisition, the Company has recognized $16.1 million of goodwill within our Medical Segment. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group.

Revenues and net loss for the three months ended June 30, 2017, are $1.2 million and $1.6 million, respectively. Revenues and net loss for the six months ended June 30, 2017, are $3.1 million and $3.1 million, respectively.
The costs related to the transaction were $0.3 million and were expensed during the year ended December 31, 2016. These costs are included in the corporate general and administrative expenses in the Company’s Consolidated Statement of Operations for the year ended December 31, 2016.
We finalized our purchase price allocation during the second quarter of 2017. The final fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition is summarized in the following table (in thousands):

	Recognized as of Acquisition Date	Measurement Period Adjustments (1)	October 28, 2016

Assets acquired:
Cash	$261	$—	$261
Trade accounts receivable	3,472	—	3,472
Prepaid expenses and other current assets	188	—	188
Medical Supplies	191	—	191
Property and equipment	2,745	—	2,745
Other long-term assets	6	—	6
Intangible assets	1,700	—	1,700
Goodwill	17,185	(1,041)	16,144
Total assets acquired	$25,748	$(1,041)	$24,707

Liabilities assumed:
Trade accounts payable	$996	$—	$996
Accrued liabilities	273	—	273
Current portion of capital leases	472	—	472
Long-term portion of capital leases	666	—	666
Total liabilities assumed	$2,407	$—	$2,407

Consideration:
Cash	$17,500	$—	$17,500
Stock issued	2,250	—	2,250
Convertible promissory note	2,250	—	2,250
Working capital adjustment	1,241	(1,041)	200
Earnout consideration	100	—	100
Total consideration	$23,341	$(1,041)	$22,300
(1) The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the date the acquisition was consummated and did not result from intervening events subsequent to that date.
Unaudited Supplemental Pro Forma Information
The following table presents the unaudited pro forma results of the Company as if all of the business combinations previously discussed had been made on January 1, 2016. The pro forma information is based on the Company’s consolidated results of operations for the three and six months ended June 30, 2017 and 2016. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.

The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of the Company to include historical results of the acquired businesses described above and was then adjusted: (i) to increase amortization expense resulting from intangible assets acquired; (ii) to reduce interest expense from debt which was retained by the seller upon acquisition of the respective businesses and concurrently increase the Company's interest expense based upon the purchase price; and (iii) to increase depreciation expense for the incremental increase in the value of property and equipment acquired; (iv) to decrease expenses for management services which were provided by the preceding parent entity and to concurrently increase expenses for management services which are now provided by the Company; (v) to adjust earnings per share to reflect the common shares issued as part of the purchase consideration. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from these acquisition.
The following table shows our pro forma results for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$79,962	$67,161	$150,866	$127,011
Income (loss) from operations	$7,385	$2,422	$3,275	$(10,424)
Net income (loss) attributable to Nobilis Health Corp.	$1,585	$6,971	$(1,740)	$(874)
Net income (loss) per basic common share	$0.02	$0.09	$(0.02)	$(0.01)
NOTE 4 – INVESTMENTS IN ASSOCIATES
In March 2016, the Company acquired a 58% interest in Athelite Holdings LLC ("Athelite"), a holding company with a 70% interest in Dallas Metro Surgery Center LLC ("Dallas Metro"), a company formed to provide management services to a Hospital Outpatient Department (HOPD). In April 2016, Athelite interest in Dallas Metro was reduced to 62%. The Athelite investment is accounted for as an equity method investment as the Company did not obtain the necessary level of control for the investment to be accounted for as a business combination. This is due to the fact that the Company does not have the ability to directly appoint a majority of the board members of Dallas Metro or independently make strategic operational decisions. The carrying value as of June 30, 2017 was $0.4 million. The investment is classified as other long-term assets in the Consolidated Balance Sheets.
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
The following tables set forth certain information with respect to the Company’s payor concentration. Patient and net professional fee revenues by payor are summarized below for the applicable periods:
MEDICAL SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
Payors	2017	2016	2017	2016

Private insurance and other private pay	97.4%	96.4%	97.0%	96.2%
Workers compensation	1.3%	3.1%	1.8%	3.4%
Medicare	1.3%	0.5%	0.8%	0.4%
Total	100%	100%	100%	100%
MARKETING SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
Payors	2017	2016	2017	2016

Private insurance and other private pay	100.0%	100.0%	100.0%	100.0%
Workers compensation	0.0%	0.0%	0.0%	0.0%
Medicare	0.0%	0.0%	0.0%	0.0%
Total	100%	100%	100%	100%

CONSOLIDATED SEGMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
Payors	2017	2016	2017	2016

Private insurance and other private pay	97.6%	96.9%	97.5%	96.7%
Workers compensation	1.2%	2.7%	1.7%	3.0%
Medicare	1.2%	0.4%	0.8%	0.3%
Total	100%	100%	100%	100%
Market risk
Market risk is the risk that the fair value of future cash flows of financial instruments will fluctuate due to changes in interest rates and/or foreign currency exchange rates.
Interest rate risk
The Company entered into a revolving line of credit that, from time to time, may increase interest rates based on market index.
NOTE 6 – TRADE ACCOUNTS RECEIVABLE, NET
A detail of trade accounts receivable, net as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	June 30, 2017	December 31, 2016
Trade accounts receivable	$104,992	$121,599
Allowance for doubtful accounts	(750)	(750)
Receivables transferred	(518)	(309)
Receivables purchased	6,695	4,411
Trade accounts receivable, net	$110,419	$124,951
Bad debt expense was nil for the three and six months ended June 30, 2017, respectively. Bad debt expense was nil for the three and six months ended June 30, 2016, respectively.
A detail of allowance for doubtful accounts as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

	Balance at Beginning of Period	Costs and Expenses	Recovery	Write-offs, net (1)	Balance at End of Period
Allowance for doubtful accounts:
Balance as of December 31, 2016	$(5,165)	$(750)	$1,135	$4,030	$(750)
Balance as of June 30, 2017	$(750)	$—	$—	$—	$(750)

(1) Adjudication of previously recorded allowance for doubtful accounts
From time to time, we transfer to third parties certain of our accounts receivable balances on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of June 30, 2017 and December 31, 2016, there remained a balance of $0.5 million and $0.3 million, respectively, in transferred receivables pursuant to the terms of the original agreement.
For the three months ended June 30, 2017 and 2016, the Company received advanced payments of nil and $0.2 million, respectively. During the same time period, the Company transferred $0.0 million and $2.0 million of receivables, net of advancement of payment. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee. For the six months ended June 30, 2017 and 2016, the Company received advanced payments of $0.1 million and $0.5 million, respectively. During the same time period, the Company transferred $0.5 million and $4.1 million of receivables, net of advancement of payment.

Athas Health, LLC ("Athas"), Nobilis Health Network Specialist Group (NHNSG), PLLC and Premier Health Specialists, LLC ("Premier") purchase receivables from physicians, at a discount, on a non-recourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 30 to 45 days after the accounts are billed. These purchased receivables are billed and collected by Athas, NHNSG and Premier and they retain 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables.
Gross revenue from purchased receivables was $3.1 million and $3.5 million for the three months ended June 30, 2017 and 2016, respectively. Revenue, net of the discounted purchase price, was $1.3 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively. Gross revenue from purchased receivables was $7.5 million and $6.6 million for the six months ended June 30, 2017 and 2016, respectively. Revenue, net of the discounted purchase price, was $3.3 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively.
Accounts receivable for purchased receivables was $6.7 million and $4.4 million for the six months ended June 30, 2017 and year-ended December 31, 2016, respectively. Revenue from receivables purchased is recorded in the factoring revenue line item within the Consolidated Statements of Operations.
NOTE 7 – ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
The following table presents a summary of items comprising accrued liabilities and other current liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accrued liabilities:
Accrued salaries and related benefits	$3,855	$3,333
Contract services	3,840	3,766
Lab expense	9,229	5,402
Other	16,479	17,644
Total accrued liabilities	$33,403	$30,145
Other current liabilities:
Estimated amounts due to third party payors	$6,195	$6,286
Other	3,646	1,275
Total other current liabilities	$9,841	$7,561

NOTE 8 – OTHER LONG-TERM LIABILITIES
The Company assumed real property leases in conjunction with certain business acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. Of the $3.8 million balance in other long-term liabilities at June 30, 2017, approximately $2.9 million of which relates to unfavorable leases. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to December 31, 2016, is $0.2 million for the remainder of 2017, $0.3 million for 2018, 2019, 2020, 2021, and $1.9 million thereafter.
NOTE 9 – DEBT
BBVA Credit Agreement
On October 28, 2016 the Company entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin ranging from 3.0% to 3.75% (depending on the Company’s consolidated leverage ratio), with an option for the interest rate to be set at the then applicable Base Rate (the “Interest Rate”). The effective rate for the Term Loan as of June 30, 2017 was 5.16%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021. The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of June 30, 2017 was 5.16%. The maturity date of the Revolver is October 28, 2021. Additionally, Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. As of June 30, 2017, the outstanding balances on the Term Loan and Revolver were $51.1 million and $18.0 million, respectively.
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
The Company entered into Amendment No. 1 to BBVA Credit Agreement and Waiver, dated as of March 3, 2017, by and among NHA, certain subsidiaries of the Company party thereto, Compass Bank, and other financial institutions (the "Amendment"). The purpose of the Amendment was to (i) modify the definition of “Permitted Acquisition” to require Lender approval and consent for any acquisition which is closing during the 2017 fiscal year; (ii) modify certain financial definitions and covenants, including, but not limited to, an increase to the maximum Consolidated Leverage Ratio to 3.75 to 1.00 for the period beginning September 30, 2016 and ending September 30, 2017, and an increase to the Consolidated Fixed Charge Coverage Ratio to 1.15 to 1.00 for the period beginning September 30, 2016 and ending June 30, 2017; (iii) waive the Pro Forma Leverage Requirement in connection with the previously reported HVC; and (iv) provide each Lender’s consent to the HHVC acquisition. The Amendment also contained a limited waiver of a specified event of default. As of June 30, 2017, the Company was in compliance with its covenants.
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

Convertible Promissory Note - HVC
In conjunction with our purchase of HVC, we entered into a $5.0 million convertible promissory note. The convertible promissory matures on March 8, 2019, bears interest at 5% per annum and is payable in two equal installments over a two-year period. The convertible promissory note (outstanding principal but excluding accrued and unpaid interest) can be converted into common shares of NHC (the "Conversion Shares"), at the sole discretion of NHC and NHA, on the maturity date. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the volume weighted average price of the common shares on the NYSE in the trailing ten trading days prior to the maturity date. There are no pre-payment penalties.
Debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016

Lines of credit	$18,000	$15,000
Term loan	51,144	52,500
Convertible promissory note	7,250	2,250
Gross debt	76,394	69,750
Less: unamortized debt issuance costs	(2,189)	(1,957)
Debt, net of unamortized debt issuance costs	74,205	67,793
Less: current, net of unamortized debt issuance costs	(4,627)	(2,220)
Long-term debt, net	$69,578	$65,573
Future maturities of debt as of June 30, 2017 are as follows (in thousands):

June 30, 2017

2017	$5,125
2018	7,375
2019	5,250
2020	5,250
2021	53,394
Total	$76,394

NOTE 10 – FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrant and stock option derivative liabilities. There have been no transfers between fair value measurement levels during the six months ended June 30, 2017 and 2016.
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016:
Warrant and stock option derivative liabilities	$—	$—	$902	$902
Total	$—	$—	$902	$902
June 30, 2017:
Warrant and stock option derivative liabilities	$—	$—	$715	$715
Total	$—	$—	$715	$715
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
The remaining outstanding warrants and stock options expired in May of 2017. The balance of the Company's warrant and stock option derivative liabilities is zero as of June 30, 2017.
NOTE 11 – SHARE BASED COMPENSATION
Stock Options
The Company granted a total of 440,000 and 615,000 stock options during the three and six months ended June 30, 2017, respectively. Of the options granted during the three months ended June 30, 2017, 250,000 of those vested immediately and 190,000 vest ratably over a three-year period. Of the options granted during the six months ended June 30, 2017, 250,000 of those vest immediately and 365,000 vest ratably over a three-year period. During the six months ended June 30, 2017, 605,000 options were forfeited, with various vesting periods.

The following table summarizes stock option activity for the six months ended June 30, 2017 and 2016:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted-Average Remaining Life (years)

Outstanding at January 1, 2016	5,465,000	$2.97	9.2
Granted	2,107,075	$2.03	9.6
Exercised	(1,081,250)	$1.91	—
Forfeited	(500,000)	$1.64	—
Outstanding at June 30, 2016	5,990,825	$2.89	9.1
Exercisable at
Exercisable at June 30, 2016	2,129,575	$2.24	8.7
Exercisable at
Outstanding at January 1, 2017	7,544,025	$2.61	9.0
Granted	615,000	$1.61	9.8
Exercised	—	$—	—
Forfeited	(605,000)	$3.14	—
Outstanding at June 30, 2017	7,554,025	$2.49	8.6
Outstanding at
Exercisable at June 30, 2017	3,773,400	$2.32	8.3
The above table includes 650,000 options issued to non-employees, 600,000 of them are exercisable, and all are still outstanding at June 30, 2017. Refer to Note 12 - Warrants and options liabilities for discussion regarding the classification of these options within the Company's Consolidated Balance Sheets.
The total intrinsic value of stock options exercised was nil and $1.3 million during the six months ended June 30, 2017 and 2016, respectively. There were no options exercised during 2017.
The Company recorded total stock compensation expense relative to employee stock options of $0.2 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and $1.8 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.
The fair values of the employee stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the six months ended June 30, 2017 and 2016.

Six Months Ended June 30,
	2017	2016

Expected price volatility	87% - 91%	116% - 117%
Risk free interest rate	1.78% - 2.14%	1.33% - 1.53%
Expected annual dividend yield	0%	0%
Expected option term (years)	5 - 6	5 - 6
Expected forfeiture rate	3.1% - 11.6%	0.5% - 11.0%
Grant date fair value per share	$0.99 - $1.81	$1.73 - $2.34
Grant date exercise price per share	$1.35 - 2.32	$1.99 - 2.78
For stock options, the Company recognizes share based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.

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
The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date following using the Black-Scholes pricing model with the following inputs:

	Six Months Ended June 30,
	2017	2016

Risk free interest rate	0.62%	0.26% - 0.59%
Expected life in years	0.15	0.25 - 1.15
Expected volatility	63%	91% - 112%
Expected dividend yield	0%	0%
The changes in fair value of the warrants and options (excluding non-employees) liability during the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016

Balance at beginning of year	$3	$2,109
Issuance of warrants and options	—	—
Transferred to equity upon exercise	—	—
Change in fair value recorded in earnings	(3)	(1,308)
Balance as of June 30, 2017 and 2016	$—	$801
As of June 30, 2017, there were no warrants or options outstanding. The remaining outstanding warrants and stock options expired in May of 2017. The balance of the Company's warrant and stock option derivative liabilities is zero as of June 30, 2017.
Options Issued to Non-Employees
As discussed in Note 11 - Share based compensation, in 2014 the Company issued options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At June 30, 2017, there were 650,000 options outstanding of which, 600,000 are exercisable to these non-employees.
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

The estimated values of the option awards are determined using the Black-Scholes pricing model with the following inputs:

	Six Months Ended June 30,
	2017	2016

Risk free interest rate	1.50% - 1.72%	0.86% - 1.01%
Expected life in years	3 - 4	4 - 5
Expected volatility	81% - 85%	112% - 116%
Expected dividend yield	0%	0%
For the three month periods ended June 30, 2017 and 2016, the Company recorded a recovery for non-employee stock options of a nominal amount and a nominal expense for non-employee stock options, respectively. For the six month periods ended June 30, 2017 and 2016, the Company recorded a recovery for non-employee stock options of a nominal amount and an expense for non-employee stock options of $0.1 million, respectively. The changes in fair value of the liability related to vested yet un-exercised options issued to non-employees during the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of year	$899	$842
Vested during the period	—	533
Change in fair value recorded in earnings	(184)	(392)
Balance as of June 30, 2017 and 2016	$715	$983
Options issued to non-employees are reclassified from equity to liabilities on the performance completion date. Under U.S. GAAP, such options may not be considered indexed to our stock because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and stock option liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant and stock option liabilities”. At June 30, 2017, there were 0.6 million unexercised non-employee options requiring liability classification.
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
A detail of the Company’s earnings per share is as follows (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Basic:
Net income (loss) attributable to Nobilis Health Corp.	$1,585	$4,806	$(813)	$(159)
Weighted average common shares outstanding	77,805,014	76,754,950	77,805,014	75,780,695
Net income (loss) per common share	$0.02	$0.06	$(0.01)	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Diluted:
Net income (loss) attributable to Nobilis Health Corp.	$1,585	$4,806	$(813)	$(159)
Weighted average common shares outstanding	77,805,014	76,754,950	77,805,014	75,780,695
Dilutive effect of stock options, warrants, RSUs	310,228	861,396	—	—
Weighted average common shares outstanding diluted	78,115,242	77,616,886	77,805,014	75,780,695
Net income (loss) per fully diluted share	$0.02	$0.06	$(0.01)	$—
NOTE 14 – NONCONTROLLING INTERESTS
Noncontrolling interests at June 30, 2017 and December 31, 2016 represent an 8.1% interest in The Palladium for Surgery - Houston,75% interest in the Kirby Surgical Center, 65% interest in Microsurgery Institute, 2.3% interest in Houston Microsurgery Institute, 50% in Northstar Healthcare Dallas Management, 65% in NHC ASC – Dallas, 49% in First Nobilis Hospital, 40% in First Nobilis Hospital Management, 45% in Hermann Drive Surgical Hospital, 25% in Scottsdale Liberty Hospital and 10% in Series 1 Best Choice Anesthesia & Pain.
Agreements with the third-party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of June 30, 2017 and December 31, 2016. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s Consolidated Balance Sheets as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests are as follows (in thousands):

	NHC - ASC Dallas	First Nobilis	Total

Balance at January 1, 2016	$3,393	$8,832	$12,225
Distributions	(2,928)	(599)	(3,527)
Net (loss) income attributable to noncontrolling interests	(68)	5,674	5,606
Total contingently redeemable noncontrolling interests at December 31, 2016	$397	$13,907	$14,304

Balance at January 1, 2017	$397	$13,907	$14,304
Distributions	—	—	—
Net income attributable to noncontrolling interests	187	683	870
Total contingently redeemable noncontrolling interests at June 30, 2017	$584	$14,590	$15,174
Certain of our consolidated subsidiaries that are less than wholly owned meet the definition of a Variable Interest Entity (VIE), and we hold voting interests in all such entities. We consolidate the activities of VIE’s for which we are the primary beneficiary. In order to determine whether we own a variable interest in a VIE, we perform qualitative analysis of the entity’s design, organizational structure, primary decision makers and relevant agreements. Such variable interests include our voting interests, and may also include other interests and rights, including those gained through management contracts.
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

The following table summarizes the carrying amount of the assets and liabilities of our material VIE’s included in the Company’s Consolidated Balance Sheets (after elimination of intercompany transactions and balances) (in thousands):

	June 30, 2017	December 31, 2016

Total cash and short term investments	$5,920	$3,445
Total accounts receivable	25,906	18,845
Total other current assets	1,769	1,664
Total property and equipment	16,931	16,804
Total other assets	190	190
Total assets	$50,716	$40,948

Total accounts payable	$2,474	$4,119
Total other liabilities	4,605	5,263
Total accrued liabilities	15,369	11,538
Long term - capital lease	12,034	11,169
Noncontrolling interest	(9,066)	(8,892)
Total liabilities	$25,416	$23,197
NOTE 15 – INCOME TAXES
The Company is a corporation subject to federal income tax at a statutory rate of 35% of pretax earnings. The Company estimates an annual effective income tax rate of 39.6% for U.S. and none for Canada based on the projected results for the year and applies this rate to income before taxes to calculate income tax expense.

The net tax expense for the six months ended June 30, 2017 was $0.7 million, resulting in an effective tax rate of approximately 39.9%, compared to an income tax benefit of $2.2 million with an effective tax rate of approximately 34.6% for the prior corresponding period. The net tax expense amount includes $0.6 million and $0.5 million tax expense for states in which the Company operates for the six months ended June 30, 2017 and 2016, respectively.  The Company did not recognize any foreign tax expense or benefit for the six months ended June 30, 2017 and 2016, as the Company had a full valuation allowance against deferred tax assets.

The following items caused the second quarter effective income tax rate to be different from the statutory rate:

•
Canada is excluded from the worldwide annual effective tax rate calculation because Canada has losses but does not expect to realize them, which increases the effective tax rate by approximately 0.3% for the six months ended June 30, 2017.

•
All of the Partnership’s earnings are included in the Company’s net income; however, the Company is not required to record income tax expense or benefit with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, which increases the first quarter effective tax rate by approximately 1.0% for the six months ended June 30, 2017.

The Company received notification from the Internal Revenue Service to examine the 2014 federal income tax return for First Nobilis, LLC that the Company owns 51%.

Based on management’s analysis, the Company did not have any uncertain tax positions as of June 30, 2017.

NOTE 16 – BUSINESS SEGMENT INFORMATION
A summary of the business segment information for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30, 2017
	Medical	Marketing	Corporate	Total

Revenues	$77,122	$2,840	$—	$79,962
Operating expenses	61,899	3,975	—	65,874
Corporate costs	—	—	6,703	6,703
Income (loss) from operations	15,223	(1,135)	(6,703)	7,385
Change in fair value of warrant and option liabilities	—	—	188	188
Interest expense (income)	258	(8)	1,113	1,363
Other expense	$305	$—	25	330
Income (loss) before income taxes	$14,660	$(1,127)	$(8,029)	$5,504

Other data:
Depreciation and amortization expense	$2,297	$431	$80	$2,808
Income tax expense (benefit)	$131	$27	$2,091	$2,249
Capital expenditures	$1,637	$1,090	$100	$2,827

	Three Months Ended June 30, 2016
	Medical	Marketing	Corporate	Total

Revenues	$55,295	$6,576	$—	$61,871
Operating expenses	50,084	4,139	—	54,223
Corporate costs	—	—	7,593	7,593
Income (loss) from operations	5,211	2,437	(7,593)	55
Change in fair value of warrant and option liabilities	—	—	(1,657)	(1,657)
Interest expense	352	2	333	687
Other income	$(310)	$(128)	$(721)	$(1,159)
Income (loss) before income taxes	$5,169	$2,563	(5,548)	2,184

Other data:
Depreciation and amortization expense	$1,593	$388	$76	$2,057
Income tax expense (benefit)	$281	$47	$(659)	$(331)
Capital expenditures	$1,206	$—	$296	$1,502

	Six Months Ended June 30, 2017
	Medical	Marketing	Corporate	Total

Revenues	$141,928	$6,336	$—	$148,264
Operating expenses	122,357	7,608	—	129,965
Corporate costs	—	—	14,049	14,049
Income (loss) from operations	19,571	(1,272)	(14,049)	4,250
Change in fair value of warrant and option liabilities	—	—	(187)	(187)
Interest expense (income)	518	(8)	2,108	2,618
Other (income) expense	(25)	(8)	105	72
Income (loss) before income taxes	$19,078	$(1,256)	$(16,075)	$1,747

Other data:
Depreciation and amortization expense	$4,254	$812	$163	$5,229
Income tax expense	$444	$55	$199	$698
Intangible assets, net	$8,610	$12,159	$—	$20,769
Goodwill	$50,386	$19,011	$—	$69,397
Capital expenditures	$4,253	$2,215	$168	$6,636
Total assets	$219,977	$45,785	$44,327	$310,089
Total liabilities	$65,334	$6,720	$80,392	$152,446

	Six Months Ended June 30, 2016
	Medical	Marketing	Corporate	Total

Revenues	$101,503	$11,641	$—	$113,144
Operating expenses	97,600	8,758	—	106,358
Corporate costs	—	—	16,425	16,425
Income (loss) from operations	3,903	2,883	(16,425)	(9,639)
Change in fair value of warrant and option liabilities	—	—	(1,699)	(1,699)
Interest expense	745	3	623	1,371
Other income	(1,483)	(248)	(1,082)	(2,813)
Income (loss) before income taxes	$4,641	$3,128	$(14,267)	$(6,498)

Other data:
Depreciation and amortization expense	$3,462	$1,048	$130	$4,640
Income tax expense (benefit)	$457	$71	$(2,777)	$(2,249)
Intangible assets, net	$5,292	$13,309	$—	$18,601
Goodwill	$25,822	$19,011	$—	$44,833
Capital expenditures	$2,731	$—	$296	$3,027
Total assets	$146,251	$42,838	$43,851	$232,940
Total liabilities	$56,750	$5,103	$29,185	$91,038

NOTE 17 – RELATED PARTY TRANSACTIONS
In March 2016, the Company acquired an interest in Athelite, a holding company which owns an interest in Dallas Metro, a company formed to provide management services to an HOPD. The Athelite investment is accounted for as an equity method investment (refer to Note 4 - Investments in associates). At June 30, 2017, the Company had $3.8 million in accounts receivable from the HOPD.
As a result of the AZ Vein acquisition in October 2016, an executive of the Company is owed $2.3 million, $1.7 million and $1.1 million related to a convertible promissory note, pre-acquistion and working capital adjustment and a cash holdback, respectively, as of June 30, 2017. In addition, the Company entered into agreements to lease facility space with the same executive.  Facility lease cost were $0.5 million in for the six months ended 2017.
Physician Related Party Transactions
Nobilis maintains certain medical directorship, consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities. Material related party arrangements of this nature are described below:

•
In September 2013, the Company entered into a book deal with a physician equity owner. In March 2015, the Company entered into a marketing agreement with that physician equity owner and a marketing services company owned by the physician equity owner’s father. The Company incurred expenses of nil and $1.1 million as a result of the book deal during the six months ended June 30, 2017 and 2016, respectively. The Company incurred expenses of nil and $0.3 million related to the marketing services entity during the six months ended June 30, 2017 and 2016, respectively. The Company incurred expenses of nil and $0.6 million related to the Consulting services entity during the six months ended June 30, 2017 and 2016, respectively.

•
In July 2014, the Company entered into a marketing services agreement with a physician equity owner and an entity owned by that physician equity owner’s brother. The Company incurred expenses of $0.4 million and $0.6 million to the entity during the six months ended June 30, 2017 and 2016, respectively.

•
In September 2014, the minority interest holder of a fully consolidated entity, who is also a partial owner of two other hospitals, entered into an ongoing business relationship with the Company. At June 30, 2017, the Company has a net amount due from these related parties of $3.1 million. In addition, the Company leases certain medical equipment and facility space from these related parties. Equipment lease costs of $1.1 million, and $1.1 million were incurred during the six months ended June 30, 2017 and 2016, respectively. Facility lease costs of $0.9 million and $0.9 million were incurred during the six months ended June 30, 2017 and 2016, respectively.

•
In September 2014, the Company entered into a services agreement with a physician equity owner's wife who has financial interests in a related entity. The Company incurred expenses pursuant to service agreements of nil and $0.3 million to the entity during the six months ended June 30, 2017 and 2016, respectively.

•
In October 2014, the Company entered into a management agreement with an entity controlled by a physician equity owner. In June 2015, the Company expanded the relationship with this physician equity owner to include consulting, marketing, medical supplies, medical directorship and on-call agreements (collectively "service agreements"). The Company incurred expenses of $1.5 million and $1.1 million in fees owed pursuant to the management agreement to the entity during the six months ended June 30, 2017 and 2016, respectively. The Company has incurred expenses of $1.1 million and $1.6 million in fees owed pursuant to the service agreements to the entity during the six months ended June 30, 2017 and 2016, respectively.

•
In April 2017, the minority interest holder of a fully consolidated entity, who is also a member of the Company's board of directors, entered into a ongoing business relationship with the Company. The Company incurred expenses of $0.2 million during the six months ended June 30, 2017. At June 30, 2017, the Company has a net amount due to this related party of $0.1 million.

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

Executive Overview
Our operations consist of two reportable business segments, the Medical Segment and the Marketing Segment, each of which is described in more detail in the following paragraphs. Our Medical Segment owns and manages acute-care surgical hospitals, ambulatory surgery centers (ASCs) and clinics. It focuses on improving patient outcomes by providing minimally invasive procedures that can be performed in low-cost, outpatient settings. To promote further improvements in patient satisfaction and clinical outcomes, Nobilis has spent the last two years developing a full suite of ancillary services that we offer patients treated in our facilities. To date, Nobilis is able to provide a variety of in-house ancillary services, such as Anesthesia, Surgical Assist, Intraoperative Neuromonitoring ("IOM"), and clinical lab testing (collectively, "Nobilis Ancillary Service Lines").
Our business also utilizes innovative direct-to-consumer marketing and proprietary technologies to drive patient engagement and education. Our Marketing Segment provides these services to the facilities that comprise our Medical Segment; we also provide these services to third parties as a stand-alone service.
Our portfolio of acute-care surgical hospitals, ASCs and clinics is complemented by our Marketing Segment, which allows us to operate those facilities in many instances with few, if any, physician partners. Our differentiated business strategy provides value to patients, physicians and payors, and enables us to capitalize on recent trends in the healthcare industry, particularly with regard to increased consumerism in the healthcare space. As a result, we believe we are positioned for continued growth.
In 2017 we will continue to expand the continuum of care that we offer our patients by vertically integrating primary care physician practices into our business model. Through the alignment of primary care physicians, which includes an array of options from clinical integration to employment, this initiative will allow us to grow our referral based business, while providing direct exposure to the initial level of patient care and diversifying the services provided throughout our healthcare system. It also affords us the opportunity to broaden marketing services throughout the continuum of care and match the healthcare needs of patients, all while maintaining a focus on patient outcomes and satisfaction. Our engagement of primary care physicians at the clinical level will drive contracted revenues and create an entirely new stream of business and revenue, and more importantly, will continue Management’s ongoing efforts to strengthen our revenue platform.
Our pipeline of acquisition targets is robust and varies by geography. We will be opportunistic in choosing the order of these acquisitions and will make our decisions based on geographic location, existing and potential physician relationship and marketing opportunities within the targeted market.
On October 28, 2016 and March 8, 2017, we purchased Arizona Vein and Vascular Center, LLC and its four affiliated surgery centers operating as Arizona Center for Minimally Invasive Surgery, LLC, (collectively, "AZ Vein") and Hamilton Vein Center(HVC) brand and associated assets, respectively. The acquisitions expanded our specialty mix to include the treatment of venous diseases with little modification to our existing infrastructure of acute-care surgical hospitals and ASCs. Our facilities will be able to offer a range of treatments, both surgical and non-surgical, for those patients suffering from venous diseases, which today affect more than 30 million Americans.
Our growth strategy focuses on:
•Driving organic growth in facilities that we own and operate; and
•Executing a disciplined acquisition strategy that results in accretive acquisitions.
Medical Segment
Our Medical Segment broadly includes our ownership and operation of healthcare facilities (the “Nobilis Facilities”) (which include acute-care surgical hospitals, ASCs and clinics) and Nobilis Ancillary Service Lines.
As of June 30, 2017, there are 25 Nobilis Facilities, consisting of 4 acute-care surgical hospitals (3 in Texas and 1 in Arizona) ( the "Nobilis Hospitals"), 10 ASCs (5 in Texas and 5 in Arizona) and 11 clinics (6 in Texas and 5 in Arizona), partnered with 35 facilities across the country and 9 marketed brands. We earn revenue in our Medical Segment from the “facility fees” or “technical fees” from third party payors or patients for the services rendered at the Nobilis Facilities. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients.
These clinical specialties include musculoskeletal surgery, orthopedic surgery, podiatric surgery, vein and vascular, ear nose and throat (ENT) surgery, pain management, gastro-intestinal surgery, gynecology and general surgery. The Nobilis ASCs do not offer the full range of services typically found in traditional hospitals.

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
Seasonality of the Business
The surgical segment of the healthcare industry tends to be impacted by seasonality because most benefit plans reset on a calendar year basis. As patients utilize and reduce their remaining deductible, Nobilis Facilities typically experience an increase in volume throughout the year, with the biggest impact coming in the fourth quarter. Historically, approximately 35% - 40% of our annual revenues have been recognized in the fourth quarter.
Operating Environment
The Medical Segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Segment are from reimbursement to the Nobilis Hospitals and Nobilis ASCs as “out-of-network” providers. This means the Nobilis Facilities are not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. The reimbursement to in-network providers, however, is typically far less than that paid to out of network providers. To a far lesser degree, the Nobilis Facilities earn fees from governmental payor programs such as Medicare. For the three months ended June 30, 2017 and 2016, we derived approximately 1.3% and 0.4% for the respective periods of our Medical Segment’s net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payers and patient co-pays, coinsurance, and deductibles.
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

•	the professional fee, which is separately earned, billed and collected by the physician performing the procedure, separate and apart from the fees charged by the Nobilis Facilities; and

•	the anesthesiology fee, which is separately earned, billed and collected by the anesthesia provider, separate and apart from the fees charged by the Nobilis Facilities and the physicians.
Overall facility revenue depends on procedure volume, case mix and payment rates of the respective payors.
Three Months Ended June 30, 2017 and 2016 (in thousands)

	Three Months Ended June 30,
	2017	2016
Revenues:
Patient and net professional fees	$77,073	$55,176
Contracted marketing revenues	1,573	4,668
Factoring revenues	1,316	2,027
Total revenues	79,962	61,871
Operating expenses:
Salaries and benefits	15,417	12,591
Drugs and supplies	12,579	12,177
General and administrative	35,150	27,474
Depreciation and amortization	2,728	1,981
Total operating expenses	65,874	54,223
Corporate expenses:
Salaries and benefits	3,623	2,030
General and administrative	2,595	4,497
Legal expenses	405	990
Depreciation	80	76
Total corporate expenses	6,703	7,593
Income (loss) from operations	7,385	55
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	188	(1,657)
Interest expense	1,363	687
Other expense (income), net	330	(1,159)
Total other expense (income)	1,881	(2,129)
Income (Loss) before income taxes and noncontrolling interests	5,504	2,184
Income tax expense (benefit), net	2,249	(331)
Net income (loss)	$3,255	$2,515
Revenues
Total revenues for the three months ended June 30, 2017, totaled $80.0 million, an increase of $18.1 million or 29.2%, compared to $61.9 million in the prior corresponding period. Total cases decreased by 266 to 4,597 cases, or 5.5%, compared to 4,863 cases in the prior corresponding period. Medical Segment revenues increased by $21.8 million to $77.1 million or 39.5%, compared to $55.3 million in the prior corresponding period, while the Marketing Segment offset this increase by $3.7 million.

Salaries and Benefits
Operating salaries and benefits for the three months ended June 30, 2017, totaled $15.4 million, an increase of $2.8 million or 22.4%, compared to $12.6 million in the prior corresponding period. The Medical Segment increased by $2.9 million or 28.8%, and the Marketing Segment decreased $0.1 million or 4.1%, from the prior corresponding period.
Drugs and Supplies
Drugs and supplies expense in our Medical Segment for the three months ended June 30, 2017, totaled $12.6 million, an increase of $0.4 million or 3.3%, compared to $12.2 million in the prior corresponding period.
General and Administrative
Operating general and administrative expense for three months ended June 30, 2017, totaled $35.2 million, an increase of $7.7 million or 27.9%, compared to $27.5 million in the prior corresponding period. The Medical Segment accounted for $7.9 million of the increase, offset by a decrease of $0.2 million in the Marketing Segment.
Depreciation and Amortization
Depreciation for the three months ended June 30, 2017, totaled $2.7 million, an increase of $0.7 million or 37.7%, compared to $2.0 million in the prior corresponding period. This increase is primarily due to the additional depreciation expense incurred due to the acquisitions of AZ Vein and HVC.
Total Corporate Costs
To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs totaled $6.7 million, a decrease of $0.9 million or 11.7%, compared to $7.6 million in the prior corresponding period. Salaries and benefits for the three months ended June 30, 2017, totaled $3.6 million, an increase of $1.6 million or 78.9%, compared to $2.0 million in the prior corresponding period. The $1.6 million increase is primarily due to the hiring of additional corporate staff in 2017 related to accounting, finance, information technology and new employees acquired through our acquisitions of AZ Vein and HVC. General and administrative expenses for the three months ended June 30, 2017, totaled $2.6 million, a decrease of $1.9 million or 42.3%, compared to $4.5 million in the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in share based compensation expenses for the three months ended June 30, 2017. Legal expenses for the three months ended June 30, 2017, totaled $0.4 million, a decrease of $0.6 million or 59.1%, compared to $1.0 million from the prior corresponding period. The decrease in legal expenses was attributable to reduced litigation expenses and reductions in the legal department headcount.
Other Expense (Income)
For the three months ended June 30, 2017, the Company recognized $1.9 million of other expense compared to $2.1 million of other income in the prior corresponding period.
There was a change in warrant and stock option derivative liability of $1.8 million. The warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S. dollars and therefore recorded as derivative liabilities. Change in fair value of warrant and stock option derivative liabilities are a result of adjusting the estimated fair value at the end of the period, using the Black-Scholes Model.
Lastly, interest expense increased $0.7 million as a result of average increase in borrowings and amortization of debt issuance costs and other expense increased $1.5 million compared to the prior corresponding period.
Income Tax Expense (Benefit), Net
The net tax expense for the three months ended June 30, 2017 was $2.3 million, compared to an income tax benefit of $0.3 million in the prior corresponding period. For the three months ended June 30, 2017, the effective tax rate differs from the annual tax rate primarily due to Canada's loss that we do not expect to realize, and noncontrolling interests. The Company’s state tax expense was $0.3 million for the three months ended June 30, 2017. Our effective tax rate during the three months ended June 30, 2017 was approximately 40.8%. The Company estimates an annual effective income tax rate of 39.6% for U.S., and none for Canada, based on projected results for the year.
Noncontrolling Interests
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

MEDICAL SEGMENT

REVENUES
The following table sets out our comparable changes in Medical Segment revenues and case volume for our facilities as of the three months ended June 30, 2017 and 2016 (in thousands, except case and per case data):

	Three Months Ended June 30,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2017	2016	2017	2016	2017	2016

Hospitals	$58,853	$42,959	2,441	2,710	$24,110	$15,852
ASCs	9,292	9,889	1,945	1,876	4,777	5,271
Ancillary services	8,977	2,447	—	—	—	—
Total	$77,122	$55,295	4,386	4,586	$17,584	$12,057

Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Medical Segment increased by $21.8 million to $77.1 million or 39.5%, compared to $55.3 million in the prior corresponding period. Revenues increased primarily due to the acquisition of AZ Vein and HVC, Scottsdale Liberty hospital obtained a surgical license and performed higher acuity cases receiving larger reimbursements in the current period and a $6.5 million increase in ancillary services. Furthermore, the Company shifted higher acuity cases from the Marketing Segment to the Medical Segment, by way of scheduling cases at Nobilis Facilities, further explained below in the Marketing Segment analysis.
Salaries and Benefits
Salaries and benefits for the Medical Segment increased by $2.9 million to $13.1 million or 28.8%, compared to $10.2 million in the prior corresponding period. Operating salaries and benefits increased primarily due to additional headcount related to recently acquired hospitals, and new employees acquired during the AZ Vein and HVC acquisitions. In addition, the scheduling of cases as discussed in the previous paragraph, resulted in more expense being allocated to the Medical Segment.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment increased by $0.4 million to $12.6 million or 3.2%, compared to $12.2 million in the prior corresponding period. Drugs and supplies increased compared to the prior corresponding period primarily due to the acquisition of AZ Vein and HVC.
General and Administrative
General and administrative expense for the Medical Segment increased by $7.9 million to $34.8 million or 29.2%, compared to $26.9 million in the prior corresponding period. The increase in the Medical Segment general and administrative expense is primarily due to the acquisitions of AZ Vein and HVC, and marketing expenses and operations associated with Nobilis Facilities and its mission to continue our strategic growth initiatives and the marketing of our specialty services to hospitals.
For the three months ended June 30, 2017, marketing expenses allocated to the Medical Segment increased by $1.3 million to $6.6 million, compared to $5.3 million in the prior corresponding period. These marketing cost are allocated from our Marketing Segment for cases performed at Nobilis Facilities. Our acquisitions allow us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, there was a decrease in general and administrative costs within our Marketing Segment, discussed later herein.

MARKETING SEGMENT
REVENUES
The following table set out our comparable changes in Marketing Segment revenues and case volumes for our facilities as of the three months ended June 30, 2017 and 2016 (in thousands, except cases and per case data):

	Three Months Ended June 30,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2017	2016	2017	2016	2017	2016

Marketing	$2,840	$6,576	211	277	$13,460	$23,740
Total	$2,840	$6,576	211	277	$13,460	$23,740
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Marketing Segment decreased by $3.7 million to $2.9 million or 57.0%, compared to $6.6 million in the prior corresponding period. Marketing Segment revenues decreased primarily due the closure of Dallas Metro (an equity method investment held through our ownership of Athelite). After the slow down of Dallas Metro, the Company started scheduling cases to Nobilis Facilities. This decrease in the revenues in the Marketing Segment ultimately results in an increase in revenues within our Medical Segment due to shifting higher acuity cases to Nobilis Facilities.
Salaries and Benefits
Salaries and benefits for the Marketing Segment decreased by $0.1 million or 4.8%, to $2.3 million compared to $2.4 million in the corresponding period. The decrease is related to the Company shifting cases from the Marketing Segment to the Medical Segment resulting in an increased salary expense being allocated to the Medical Segment.
General and Administrative
General and administrative expense for the Marketing Segment decreased by $0.7 million or 70.0%, compared to $1.0 million in the corresponding period. Marketing costs are allocated to our Medical Segment for cases performed at Nobilis Facilities. The decrease in the Marketing Segment's general and administrative expense is attributable to driving cases to our Nobilis Facilities. The acquisition of hospitals allows us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, we see a decrease in general and administrative costs within our Marketing Segment. This decrease is in line with the decrease in revenues related to the shifting of cases to Nobilis Facilities from our Marketing Segment to our Medical Segment.

Six Months Ended June 30, 2017 and 2016 (in thousands)

	Six Months Ended June 30,
	2017	2016
Revenues:
Patient and net professional fees	$141,974	$101,533
Contracted marketing revenues	2,952	8,150
Factoring revenues	3,338	3,461
Total revenues	148,264	113,144
Operating expenses:
Salaries and benefits	30,738	25,168
Drugs and supplies	25,323	24,197
General and administrative	68,838	52,483
Depreciation and amortization	5,066	4,510
Total operating expenses	129,965	106,358
Corporate expenses:
Salaries and benefits	6,062	3,312
General and administrative	6,848	10,408
Legal expenses	976	2,575
Depreciation	163	130
Total corporate expenses	14,049	16,425
Income (loss) from operations	4,250	(9,639)
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	(187)	(1,699)
Interest expense	2,618	1,371
Other expense (income), net	72	(2,813)
Total other expense (income)	2,503	(3,141)
Income (Loss) before income taxes and noncontrolling interests	1,747	(6,498)
Income tax expense (benefit), net	698	(2,249)
Net income (loss)	$1,049	$(4,249)
Revenues
Total revenues for the six months ended June 30, 2017, totaled $148.3 million, an increase of $35.1 million or 31.1%, compared to $113.2 million in the prior corresponding period. Total cases increased by 191 to 9,028 cases or 2.2%, compared to 8,837 cases in the prior corresponding period. Medical Segment revenues increased by $40.4 million to $141.9 million or 39.8%, compared to $101.5 million in the prior corresponding period, while the Marketing Segment offset this increase by $5.3 million.
Salaries and Benefits
Operating salaries and benefits for the six months ended June 30, 2017, totaled $30.7 million, an increase of $5.5 million or 22.0%, compared to $25.2 million in the prior corresponding period. The Medical Segment increased by $5.4 million or 26.4%, and the Marketing Segment increased $0.2 million or 3.3%, from the prior corresponding period..
Drugs and Supplies
Drugs and supplies expense in our Medical Segment for the six months ended June 30, 2017, totaled $25.3 million, a increase of $1.1 million or 4.7%, compared to $24.2 million in the prior corresponding period.
General and Administrative
Operating general and administrative expense for six months ended June 30, 2017, totaled $68.8 million, an increase of $16.3 million or 31.2%, compared to $52.5 million in the prior corresponding period. The Medical Segment accounted for $18.3 million of the increase, offset by a decrease of $2.0 million in the Marketing Segment.

Depreciation and Amortization
Depreciation for the six months ended June 30, 2017, totaled $5.1 million, a increase of $0.6 million or 13.3%, compared to $4.5 million in the prior corresponding period. This increase is primarily due due to the additional depreciation expense incurred due to the acquisitions of AZ Vein and HVC.
Total Corporate Costs
To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs totaled $14.0 million, a decrease of $2.4 million or 14.4%, compared to $16.4 million in the prior corresponding period. Salaries and benefits for the six months ended June 30, 2017, totaled $6.1 million, an increase of $2.8 million or 83.0%, compared to $3.3 million in the prior corresponding period. The $2.8 million increase is primarily due to the hiring of additional corporate staff in 2017 related to accounting, finance, information technology and new employees acquired through our acquisitions of AZ Vein and HVC. General and administrative expenses for the six months ended June 30, 2017, totaled $6.8 million, a decrease of $3.6 million or 34.2%, compared to $10.4 million in the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in share based compensation expense for the six months ended June 30, 2017. Legal expenses for the six months ended June 30, 2017, totaled $1.0 million, a decrease of $1.6 million or 62.1%, compared to $2.6 million in the prior corresponding period. The decrease in legal expenses was attributable to reduced litigation expenses and reductions in the legal department headcount.
Other Expense (Income)
For the six months ended June 30, 2017, the Company recognized $2.5 million of other expense compared to $3.1 million of other income in the prior corresponding period. The change is primarily related to the closure of Dallas Metro which we held as an equity method investment through our ownership in Athlete. We provided Dallas Metro with cases that were derived from our Marketing Segment. After the closure, we began scheduling "would be" Dallas Metro cases to our Nobilis Facilities. As a result, we experienced increases in revenues within our Medical Segment from this increased case volume. This is further discussed below in our segment analysis.
In addition, there was a change in warrant and stock option derivative liability of $1.5 million. The warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S. dollars and therefore recorded as derivative liabilities. Change in fair value of warrant and stock option derivative liabilities are a result of adjusting the estimated fair value at the end of the period, using the Black-Scholes Model.
Lastly, interest expense increased $1.2 million as a result of average increase in borrowings and amortization of debt issuance costs.
Income Tax Expense (Benefit), Net
The net tax expense for the six months ended June 30, 2017 was $0.8 million, compared to an income tax benefit of $2.2 million in the prior corresponding period. For the six months ended June 30, 2017, the effective tax rate differs from the annual tax rate primarily due to Canada's loss that we do not expect to realize, and noncontrolling interests. The Company’s state tax expense was $0.6 million for the six months ended June 30, 2017. Our effective tax rate during the six months ended June 30, 2017 was approximately 39.9%. The Company estimates an annual effective income tax rate of 39.6% for U.S., and none for Canada, based on projected results for the year.
Noncontrolling Interests
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

MEDICAL SEGMENT
REVENUES
The following table sets out our comparable changes in Medical Segment revenues and case volume for our facilities as of the six months ended June 30, 2017 and 2016 (in thousands, except case and per case data):

	Six Months Ended June 30,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2017	2016	2017	2016	2017	2016

Hospitals	$105,269	$79,115	5,034	4,574	$20,912	$17,297
ASCs	19,337	18,747	3,621	3,752	5,340	4,997
Ancillary services	17,322	3,641	—	—	—	—
Total	$141,928	$101,503	8,655	8,326	$16,398	$12,191
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Medical Segment increased by $40.4 million to $141.9 million or 39.8%, compared to $101.5 million in the prior corresponding period. Revenues increased primarily due to the acquisition of AZ Vein and HVC, Scottsdale Liberty hospital obtained a surgical license and performed higher acuity cases receiving larger reimbursements in the current period and a $13.7 million increase in ancillary services. Furthermore, the Company shifted higher acuity cases from the Marketing Segment to the Medical Segment, by way of scheduling cases at Nobilis Facilities, further explained below in the Marketing Segment analysis.
Salaries and Benefits
Salaries and benefits for the Medical Segment increased by $5.4 million to $25.9 million or 26.4%, compared to $20.5 million in the prior corresponding period. Operating salaries and benefits increased primarily due to additional headcount related to recently acquired hospitals, organic growth of our ancillary services, the additional facility resources required to accommodate the increase in cases over prior year, and new employees acquired during the AZ Vein acquisition. In addition the scheduling of cases as discussed in the previous paragraph, resulted in more expense being allocated to the Medical Segment.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment increased by $1.1 million to $25.3 million or 4.7%, compared to $24.2 million in the prior corresponding period. Drugs and supplies increased compared to the prior corresponding period primarily due to the acquisitions of AZ Vein and HVC.
General and Administrative
General and administrative expense for the Medical Segment increased by $18.3 million to $68.3 million or 36.5%, compared to $50.1 million in the prior corresponding period. The increase in the Medical Segment general and administrative expense is primarily due to acquisition of AZ Vein and HVC, a 4.0% increase in Medical Segment cases and marketing expenses and operations associated with Nobilis Facilities and its mission to continue our strategic growth initiatives and the marketing of our specialty services to hospitals.
For the six months ended June 30, 2017, marketing expenses allocated to the Medical Segment increased by $3.1 million to $14.3 million, compared to $11.2 million in the prior corresponding period. These marketing cost are allocated from our Marketing Segment for cases performed at Nobilis Facilities. Our acquisitions allow us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, there was a decrease in general and administrative costs within our Marketing Segment, discussed later herein.

MARKETING SEGMENT
REVENUES
The following table set out our comparable changes in Marketing Segment revenue and case volumes for our facilities as of the six months ended June 30, 2017 and 2016 (in thousands, except cases and per case data):

	Six Months Ended June 30,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2017	2016	2017	2016	2017	2016

Marketing	$6,336	$11,641	373	511	$16,987	$22,781
Total	$6,336	$11,641	373	511	$16,987	$22,781
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Marketing Segment decreased by $5.3 million to $6.3 million or 45.6%, compared to $11.6 million in the prior corresponding period. Marketing Segment revenues decreased primarily due the closure of Dallas Metro (an equity method investment held through our ownership of Athelite). After the slow down of Dallas Metro, the Company started scheduling cases to Nobilis Facilities. This decrease in the revenues in the Marketing Segment ultimately results in an increase in revenues within our Medical Segment due to shifting higher acuity cases to Nobilis Facilities.
Salaries and Benefits
Salaries and benefits for the Marketing Segment increased by $0.2 million or 4.3%, compared to $4.8 million compared to $4.6 million in the prior corresponding period. The increase is related to additional headcount and being fully staffed at the end of 2016 and beginning of 2017.
General and Administrative
General and administrative expense for the Marketing Segment decreased by $2.0 million compared to $0.5 million in the prior corresponding period. Marketing costs are allocated to our Medical Segment for cases performed at Nobilis Facilities. The decrease in the Marketing Segment's general and administrative expense is attributable to driving cases to our Nobilis Facilities. The acquisition of hospitals allows us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, we see a decrease in general and administrative costs within our Marketing Segment. This decrease is in line with the decrease in revenues related to the shifting of cases to Nobilis Facilities from our Marketing Segment to our Medical Segment.
Balance Sheet
The Company experienced material variances in certain balance sheet accounts as discussed herein.
Trade Accounts Receivable, Net
Trade accounts receivable, net, as of June 30, 2017, totaled $110.4 million, a decrease of $14.6 million or 11.6%, compared to $125.0 million for the year-ended December 31, 2016. The decrease is consistent with the seasonality of the healthcare industry. As previously mentioned herein, 35-40% of our revenues are earned in the fourth quarter, resulting in higher balances in accounts receivable at year end.
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

Cash at June 30, 2017 and December 31, 2016 were $29.2 million and $24.6 million, respectively.
As of June 30, 2017, net cash provided by operating activities increase by $10.9 million from the prior year attributable to an increase in collections due to higher case volumes during the current period attributable to acquisitions. Net cash used for investing activities increase $8.9 million from the prior year attributable to the closing of the HVC transaction on March 8, 2017. Net cash used for financing activities increased by $0.5 million from the prior year primarily due to a decrease in distributions to noncontrolling interest.
As of June 30, 2017, the Company had consolidated net working capital of $90.6 million compared to $98.0 million as of December 31, 2016. The decrease is primarily due to a net decrease of accounts receivable as current liabilities remained flat.
Debt
BBVA Compass Credit Agreement
On October 28, 2016 the Company entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin ranging from 3.0% to 3.75% (depending on the Company’s consolidated leverage ratio), with an option for the interest rate to be set at the then applicable Base Rate (the “Interest Rate”). The effective rate for the Term Loan as of June 30, 2017 was 5.16%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021. The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of June 30, 2017 was 5.16%. The maturity date of the Revolver is October 28, 2021. Additionally, Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. As of June 30, 2017, the outstanding balances on the Term Loan and Revolver were $51.1 million and $18.0 million, respectively.
The Company entered into Amendment No. 1 to BBVA Credit Agreement and Waiver, dated as of March 3, 2017, by and among NHA, certain subsidiaries of the Company party thereto, Compass Bank, and other financial institutions (the "Amendment"). The purpose of the Amendment was to, among other things, (i) modify the definition of “Permitted Acquisition” to require Lender approval and consent for any acquisition which is closing during the 2017 fiscal year; (ii) modify certain financial definitions and covenants, including, but not limited to, an increase to the maximum Consolidated Leverage Ratio to 3.75 to 1.00 for the period beginning September 30, 2016 and ending September 30, 2017, and an increase to the Consolidated Fixed Charge Coverage Ratio to 1.15 to 1.00 for the period beginning September 30, 2016 and ending June 30, 2017; (iii) waive the Pro Forma Leverage Requirement in connection with the previously reported HVC acquisition; and (iv) provide each Lender’s consent to the HVC. The Amendment also contained a limited waiver of a specified event of default. As of June 30, 2017 the Company was in compliance with its covenants.
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
Convertible Promissory Note - HVC
In conjunction with our purchase of HVC, we entered into a $5.0 million convertible promissory note. The convertible promissory matures on March 8, 2019, bears interest at 5% per annum and is payable in two equal installments over a two-year period. The convertible promissory note (outstanding principal but excluding accrued and unpaid interest) can be converted into common shares of NHC (the "Conversion Shares"), at the sole discretion of NHC and NHA, on the maturity date. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the volume weighted average price of the common shares on the NYSE in the trailing ten trading days prior to the maturity date. There are no pre-payment penalties.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing activities. Our term loans and revolving credit lines carry terms with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2017, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $0.7 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO), the principal executive officer, and Chief Financial Officer (CFO), the principal financial officer, the Company's management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective during the six-months ended June 30, 2017.
Management's assessment of the Company's internal control over financial reporting excluded the internal control over financial reporting of AZ Vein and HVC which closed on October 28, 2016 and March 8, 2017, respectively.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 3, 2017

By:	/s/ David Young
David Young
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)