Form 10-Q
period 2017-09-30
Nobilis Health Corp.
filed 2017-11-06
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
77,805,014 common shares as of October 21, 2017.

In this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017 (“Quarterly Report”), the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp. and all of its subsidiaries.

Part I - Financial Information

Item 1. Financial Statements

Nobilis Health Corp.
Consolidated Balance Sheets
September 30, 2017 and December 31, 2016
(in thousands, except share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash	$34,139	$24,572
Trade accounts receivable, net of allowance of $750 at September 30, 2017 and December 31, 2016	112,402	124,951
Medical supplies	3,488	4,468
Prepaid expenses and other current assets	13,521	10,083
Total current assets	163,550	164,074
Property and equipment, net	39,873	36,723
Intangible assets, net	20,393	19,618
Goodwill	70,003	62,018
Deferred tax asset	21,867	21,652
Other long-term assets	1,413	1,350
Total Assets	$317,099	$305,435
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$19,169	$22,184
Accrued liabilities	37,518	30,145
Current portion of capital leases	2,746	3,985
Current portion of long-term debt	2,127	2,220
Current portion of convertible promissory note	2,500	—
Current portion of warrant and stock option derivative liabilities	—	3
Other current liabilities	9,592	7,561
Total current liabilities	73,652	66,098
Lines of credit	18,000	15,000
Long-term capital leases, net of current portion	12,317	12,387
Long-term debt, net of current portion	46,190	48,323
Convertible promissory notes, net of current portion	4,750	2,250
Warrant and stock option derivative liabilities, net of current portion	458	899
Other long-term liabilities	3,736	3,999
Total liabilities	159,103	148,956
Commitments and Contingencies
Contingently redeemable noncontrolling interest	14,663	14,304
Shareholder's Equity:
Common shares, no par value, unlimited shares authorized, 77,805,014 shares issued and outstanding at September 30, 2017 and December 31, 2016
Additional paid in capital	225,122	222,240
Accumulated deficit	(78,841)	(79,042)
Total shareholders’ equity attributable to Nobilis Health Corp.	146,281	143,198
Noncontrolling interests	(2,948)	(1,023)
Total shareholders' equity	143,333	142,175
Total Liabilities and Shareholders' Equity	$317,099	$305,435
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Patient and net professional fees	$59,514	$65,666	$201,488	$167,199
Contracted marketing revenues	2,211	2,604	5,163	10,754
Factoring revenues	2,927	2,413	6,265	5,874
Total revenues	64,652	70,683	212,916	183,827
Operating expenses:
Salaries and benefits	15,735	13,209	46,473	38,377
Drugs and supplies	10,386	15,473	35,709	39,670
General and administrative	27,571	33,195	96,409	85,678
Depreciation and amortization	2,716	1,952	7,782	6,462
Total operating expenses	56,408	63,829	186,373	170,187
Corporate expenses:
Salaries and benefits	2,949	1,765	9,011	5,077
General and administrative	3,252	4,576	10,100	14,984
Legal expenses	667	1,535	1,643	4,110
Depreciation	93	79	256	209
Total corporate expenses	6,961	7,955	21,010	24,380
Income (loss) from operations	1,283	(1,101)	5,533	(10,740)
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	(171)	133	(358)	(1,566)
Interest expense	1,380	744	3,998	2,115
Other expense (income), net	143	(198)	215	(3,011)
Total other expense (income)	1,352	679	3,855	(2,462)
(Loss) income before income taxes and noncontrolling interests	(69)	(1,780)	1,678	(8,278)
Income tax (benefit) expense, net	(70)	483	628	(1,766)
Net income (loss)	1	(2,263)	1,050	(6,512)
Net (loss) income attributable to noncontrolling interests	(1,013)	496	849	(3,594)
Net income (loss) attributable to Nobilis Health Corp.	$1,014	$(2,759)	$201	$(2,918)
Net income (loss) per basic common share	$0.01	$(0.04)	$—	$(0.04)
Net income (loss) per fully diluted common share	$0.01	$(0.04)	$—	$(0.04)
Weighted average shares outstanding (basic)	77,805,014	76,774,967	77,805,014	76,114,538
Weighted average shares outstanding (fully diluted)	78,132,127	76,774,967	78,168,019	76,114,538
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,050	$(6,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,038	6,671
Share-based compensation	2,773	5,226
Change in fair value of warrant and stock option derivative liabilities	(332)	(1,566)
Deferred income taxes	(215)	(2,435)
Gain on sale of property and equipment	—	(265)
Loss (earnings) from equity method investment	108	(1,000)
Amortization of deferred financing fees	358	112
Capital lease interest payments	(787)	(1,040)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	13,296	6,399
Medical supplies	1,275	172
Prepaid expenses and other current assets	(3,236)	(938)
Other long-term assets	—	152
Trade accounts payable and accrued liabilities	3,878	334
Other current liabilities	2,032	1,777
Other long-term liabilities	(355)	137
Distributions from equity method investments	—	1,079
Net cash provided by operating activities	27,883	8,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,470)	(2,898)
Purchase of equity method investment	—	(609)
Note receivable, net	—	150
Acquisitions, net of cash acquired	(8,798)	—
Net cash used for investing activities	(13,268)	(3,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(2,413)	(6,245)
Proceeds from exercise of stock options	—	2,074
Proceeds from exercise of stock warrants	—	130
Payments on capital lease obligations	(3,051)	(3,102)
Proceeds from line of credit	3,000	5,135
Proceeds from debt	—	6,440
Payments on debt	(2,013)	(5,026)
Deferred financing fees	(571)	(404)
Net cash used for financing activities	(5,048)	(998)

NET INCREASE IN CASH	9,567	3,948
CASH — Beginning of period	24,572	15,666
CASH — End of period	$34,139	$19,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,966	$2,052
Cash paid for taxes	$1,619	$2,279

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations	$2,461	$405
Convertible promissory note	$5,000	$2,250

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Notes to Consolidated Financial Statements
NOTE 1 – COMPANY DESCRIPTION
Nobilis Health Corp. (“Nobilis” or the “Company”) was incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act. On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. The Company owns and manages health care facilities in the States of Texas and Arizona, consisting primarily of specialty surgical hospitals, ambulatory surgery centers and multi-specialty clinics. The Company's service offerings within the health care industry include providing contracted marketing services and accounts receivable factoring.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights and, in the case of variable interest entities, with respect to which the Company is determined to be the primary beneficiary.
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
Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. The reclassifications included in these comparative interim consolidated financial statements represent a change in presentation of cash flows related to capital leases. The reclassifications were deemed to be immaterial to the consolidated financial statements both individually and in the aggregate.
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
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the consolidated statement of cash flows and accounting for income taxes. Specifically, the ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the consolidated statement of operations, introducing a new element of volatility to the provision for income taxes. ASU

2016-09 is effective on January 1, 2017, with early adoption permitted. The Company adopted this ASU in the first quarter of 2017. This adoption did not have an impact on the Company's financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This standard simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Instead of a two-step impairment model, if the carrying amount of a reporting unit exceeds its fair value as determined in step one of the impairment test, an impairment loss is measured at the amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this ASU in the second quarter of 2017. This adoption did not have an impact on the Company's financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This standard clarifies the accounting and application of modifications to terms and conditions of share-based payment awards. This new ASU, based on meeting certain fair market value, classification and vesting conditions, includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Early adoption is permitted, including adoption in any interim period. The Company adopted this ASU in the second quarter of 2017. This adoption did not have an impact on the Company's financial statements.
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
The Company plans to adopt these new revenue standard updates in the first quarter of 2018 and does not anticipate the adoption of these pronouncements to have a material impact with regard to its current contracts on its consolidated financial statements. The Company is still evaluating the possible effects of the new standard and has selected the modified retrospective transition method. The revenue recognition steering committee is currently evaluating the appropriate level of revenue disaggregation, as well as possible changes of internal control as it relates to the overall implementation. Moreover, industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with the Company’s application could result in changes to the Company’s expectations regarding the impact that this new accounting standard could have on the Company’s financial statements.

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
2017 Transactions:
DeRosa Medical, P.C. ("DeRosa")
On September 13, 2017, the Company purchased DeRosa in exchange for $0.9 million in cash. As a result of the acquisition, the Company has recognized $0.7 million of goodwill within our Medical Segment. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group.
Hamilton Vein Center (HVC)
The Company completed the acquisition of the operating assets of HVC, Hamilton Physician Services, LLC, a Texas limited liability company (“HPS”), Carlos R. Hamilton, III, M.D., P.A. a Texas Professional Association (“PA”) (HPS and PA are each a “Seller” and collectively “Sellers”), and Carlos R. Hamilton III, M.D, a resident of the State of Texas (“Owner”). The Company, Northstar Healthcare Acquisitions, L.L.C. ("Buyer"), Sellers and Owner entered into an amended and restated purchase agreement (the “Amended and Restated Asset Purchase Agreement”) dated as of March 8, 2017.
Buyer received substantially all of the operating assets of Sellers in exchange for an aggregate purchase price of approximately $13.3 million, comprised of $8.3 million in cash, $5.0 million in the form of a convertible note and an additional $0.3 million purchase price increase related to a working capital adjustment. The note is convertible to cash or stock at the Company's election, and is payable in two equal installments over a two-year period.
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
As a result of the acquisition, the Company has recognized $8.3 million of goodwill within our Medical Segment. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group.
Revenues and net loss for the three months ended September 30, 2017, are $3.0 million and $0.8 million, respectively. Revenues and net loss for the nine months ended September 30, 2017, are $7.8 million and $1.1 million, respectively.
The costs related to the transaction were nominal and were expensed during the nine months ended September 30, 2017. These costs are included in the corporate general and administrative expenses in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2017.
We finalized our purchase price allocation during the third quarter of 2017. The final fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition is summarized in the following table (in thousands):

	Recognized as of Acquisition Date	Measurement Period Adjustments (1)	March 8, 2017

Assets acquired:
Cash	$438	$—	$438
Trade accounts receivable	747	(150)	597
Prepaid expenses and other current assets	42	—	42
Medical Supplies	295	—	295
Property and equipment	2,359	611	2,970
Intangible assets	—	1,900	1,900
Goodwill	10,828	(2,499)	8,329
Total assets acquired	$14,709	$(138)	$14,571

Liabilities assumed:
Trade accounts payable	$612	$(203)	$409
Refunds payable	347	(347)	—
Accrued liabilities	524	(83)	441
Current portion of capital lease	69	—	69
Long-term portion of capital leases	39	—	39
Total liabilities assumed	$1,591	$(633)	$958

Consideration:
Cash	$8,321	$—	$8,321
Convertible promissory note	5,000	—	5,000
Working capital adjustment	(203)	495	292
Total consideration	$13,118	$495	$13,613
(1) The measurement period adjustments reflect changes in the estimated fair values of certain assets and liabilities. The measurement period adjustments were recorded to reflect new information obtained about facts and circumstances existing as of the date the acquisition was consummated and did not result from intervening events subsequent to that date.
2016 Transactions:
On October 28, 2016, the Company acquired Arizona Vein and Vascular Center, LLC (AVVC) and its four affiliated surgery centers operating as Arizona Center for Minimally Invasive Surgery, LLC (ACMIS), (collectively, “AZ Vein”) from Dr. L. Philipp Wall, M.D., for a total purchase price of $22.3 million comprised of $17.5 million in cash, $2.25 million in Nobilis common shares, $2.25 million in the form of a convertible note, $0.1 million earn-out arrangement to be paid in cash based on a trailing 12 month earnings before interest, income taxes, depreciation and amortization (EBITDA) of AZ Vein and the purchased assets and an additional $0.2 million purchase price increase related to a working capital adjustment.

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

Revenues and net loss for the three months ended September 30, 2017, are $1.2 million and $2.2 million, respectively. Revenues and net loss for the nine months ended September 30, 2017, are $4.3 million and $5.3 million, respectively.
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
Unaudited Supplemental Pro Forma Information
The following table presents the unaudited pro forma results of the Company as if all of the business combinations previously discussed had been made on January 1, 2016. The pro forma information is based on the Company’s consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.

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
The following table shows our pro forma results for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$64,652	$78,960	$215,518	$205,971
Income (loss) from operations	$1,283	$(29)	$4,558	$(12,175)
Net income (loss) attributable to Nobilis Health Corp.	$1,014	$(2,091)	$(726)	$(4,716)
Net income (loss) per basic common share	$0.01	$(0.03)	$(0.01)	$(0.06)
NOTE 4 – INVESTMENTS IN ASSOCIATES
In March 2016, the Company acquired a 58% interest in Athelite Holdings LLC ("Athelite"), a holding company with a 70% interest in Dallas Metro Surgery Center LLC ("Dallas Metro"), a company formed to provide management services to a Hospital Outpatient Department (HOPD). In April 2016, Athelite interest in Dallas Metro was reduced to 62%. The Athelite investment is accounted for as an equity method investment as the Company did not obtain the necessary level of control for the investment to be accounted for as a business combination. This is due to the fact that the Company does not have the ability to directly appoint a majority of the board members of Dallas Metro or independently make strategic operational decisions. The carrying value as of September 30, 2017 was $0.4 million. The investment is classified as other long-term assets in the Consolidated Balance Sheets.
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
Principal financial instruments
The principal financial instruments used by the Company, from which financial instrument risk arises, are as follows:
•Accounts receivable and other receivables
•Investments in associates
•Accounts payable, accrued liabilities and other current liabilities
•Other liabilities and notes payable
•Capital leases
•Lines of credit
•Debt
•Warrants
•Non-employee stock options

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
•Credit risk
•Fair value risk
•Foreign exchange risk
•Other market price risk
•Liquidity risk
•Interest rate risk

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
The following tables set forth certain information with respect to the Company’s payor concentration. Patient and net professional fee revenues by payor are summarized below for the applicable periods:
MEDICAL SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
Payors	2017	2016	2017	2016

Private insurance and other private pay	96.2%	96.3%	97.0%	96.2%
Workers compensation	1.7%	3.4%	1.8%	3.4%
Medicare	2.1%	0.3%	1.2%	0.4%
Total	100%	100%	100%	100%
MARKETING SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
Payors	2017	2016	2017	2016

Private insurance and other private pay	100.0%	100.0%	100.0%	100.0%
Workers compensation	0.0%	0.0%	0.0%	0.0%
Medicare	0.0%	0.0%	0.0%	0.0%
Total	100%	100%	100%	100%

CONSOLIDATED SEGMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Payors	2017	2016	2017	2016

Private insurance and other private pay	96.5%	96.8%	97.2%	96.7%
Workers compensation	1.6%	3.0%	1.7%	3.0%
Medicare	1.9%	0.2%	1.1%	0.3%
Total	100%	100%	100%	100%
Market risk
Market risk is the risk that the fair value of future cash flows of financial instruments will fluctuate due to changes in interest rates and/or foreign currency exchange rates.
Interest rate risk
The Company entered into a revolving line of credit that, from time to time, may increase interest rates based on market index.
NOTE 6 – TRADE ACCOUNTS RECEIVABLE, NET
A detail of trade accounts receivable, net as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	September 30, 2017	December 31, 2016
Trade accounts receivable	$104,981	$121,599
Allowance for doubtful accounts	(750)	(750)
Receivables transferred	—	(309)
Receivables purchased	8,171	4,411
Trade accounts receivable, net	$112,402	$124,951
Bad debt expense was nil for the three and nine months ended September 30, 2017 and 2016.
A detail of allowance for doubtful accounts as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

	Balance at Beginning of Period	Costs and Expenses	Recovery	Write-offs, net (1)	Balance at End of Period
Allowance for doubtful accounts:
Balance as of December 31, 2016	$(5,165)	$(750)	$1,135	$4,030	$(750)
Balance as of September 30, 2017	$(750)	$—	$—	$—	$(750)

(1) Adjudication of previously recorded allowance for doubtful accounts
From time to time, we transfer to third parties certain of our accounts receivable balances on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of September 30, 2017 and December 31, 2016, there remained a balance of nil and $0.3 million, respectively, in transferred receivables pursuant to the terms of the original agreement.
For the three months ended September 30, 2017 and 2016, the Company received advanced payments of nil and $0.1 million, respectively. During the same time period, the Company transferred nil and $0.8 million of receivables, net of advancement of payment. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee. For the nine months ended September 30, 2017 and 2016, the Company received advanced payments of $0.1 million and $0.6 million, respectively. During the same time period, the Company transferred $0.5 million and $4.9 million of receivables, net of advancement of payment.

Athas Health, LLC ("Athas"), Nobilis Health Network Specialist Group, PLLC (NHNSG) and Premier Health Specialists, LLC ("Premier") purchase receivables from physicians, at a discount, on a non-recourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 30 to 45 days after the accounts are billed. These purchased receivables are billed and collected by Athas, NHNSG and Premier and they retain 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables.
Gross revenue from purchased receivables was $4.6 million for both the three months ended September 30, 2017 and 2016. Revenue, net of the discounted purchase price, was $2.9 million and $2.4 million for the three months ended September 30, 2017 and 2016, respectively. Gross revenue from purchased receivables was $12.1 million and $11.2 million for the nine months ended September 30, 2017 and 2016, respectively. Revenue, net of the discounted purchase price, was $6.3 million and $5.9 million for the nine months ended September 30, 2017 and 2016, respectively.
Accounts receivable for purchased receivables was $8.2 million and $4.4 million for the nine months ended September 30, 2017 and year ended December 31, 2016, respectively. Revenue from receivables purchased is recorded in the factoring revenue line item within the Consolidated Statements of Operations.
NOTE 7 – ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
The following table presents a summary of items comprising accrued liabilities and other current liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Accrued liabilities:
Accrued salaries and related benefits	$5,435	$3,333
Contract services	3,982	3,766
Lab expense	9,073	5,402
Other	19,028	17,644
Total accrued liabilities	$37,518	$30,145
Other current liabilities:
Estimated amounts due to third party payors	$4,974	$6,286
Other	4,618	1,275
Total other current liabilities	$9,592	$7,561
NOTE 8 – OTHER LONG-TERM LIABILITIES
The Company assumed real property leases in conjunction with certain business acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. Of the $3.7 million balance in other long-term liabilities at September 30, 2017, approximately $2.9 million relates to unfavorable leases. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to December 31, 2016, is $0.1 million for the remainder of 2017, $0.3 million for 2018, 2019, 2020, 2021, and $1.9 million thereafter.
NOTE 9 – DEBT
BBVA Credit Agreement
On October 28, 2016 the Company entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin ranging from 3.0% to 3.75% (depending on the Company’s consolidated leverage ratio), with an option for the interest rate to be set at the then applicable Base Rate (the “Interest Rate”). The effective rate for the Term Loan as of September 30, 2017 was 5.33%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021.

The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of September 30, 2017 was 5.33%. The maturity date of the Revolver is October 28, 2021. Additionally, Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. As of September 30, 2017, the outstanding balances on the Term Loan and Revolver were $50.5 million and $18.0 million, respectively.
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
The Company entered into Amendment No. 1 to BBVA Credit Agreement and Waiver, dated as of March 3, 2017, by and among NHA, certain subsidiaries of the Company party thereto, Compass Bank, and other financial institutions (the "Amendment"). The purpose of the Amendment was to (i) modify the definition of “Permitted Acquisition” to require Lender approval and consent for any acquisition which is closing during the 2017 fiscal year; (ii) modify certain financial definitions and covenants, including, but not limited to, an increase to the maximum Consolidated Leverage Ratio to 3.75 to 1.00 for the period beginning September 30, 2016 and ending September 30, 2017, and an increase to the Consolidated Fixed Charge Coverage Ratio to 1.15 to 1.00 for the period beginning September 30, 2016 and ending June 30, 2017; (iii) waive the Pro Forma Leverage Requirement in connection with the previously reported HVC; and (iv) provide each Lender’s consent to the HHVC acquisition. The Amendment also contained a limited waiver of a specified event of default. As of September 30, 2017, the Company was in compliance with its covenants.
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

Debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016

Lines of credit	$18,000	$15,000
Term loan	50,487	52,500
Convertible promissory note	7,250	2,250
Gross debt	75,737	69,750
Less: unamortized debt issuance costs	(2,170)	(1,957)
Debt, net of unamortized debt issuance costs	73,567	67,793
Less: current debt, net of unamortized debt issuance costs	(4,627)	(2,220)
Long-term debt, net	$68,940	$65,573
Future maturities of debt as of September 30, 2017 are as follows (in thousands):

September 30, 2017

2017	$5,125
2018	5,125
2019	7,500
2020	5,250
2021	52,737
Total	$75,737
NOTE 10 – FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrant and stock option derivative liabilities. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2017.
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and the Company's fiscal year ended December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016:
Warrant and stock option derivative liabilities	$—	$—	$902	$902
Total	$—	$—	$902	$902
September 30, 2017:
Warrant and stock option derivative liabilities	$—	$—	$458	$458
Total	$—	$—	$458	$458
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
The remaining outstanding warrants and stock options expired in May of 2017. The balance of the Company's warrant and stock option derivative liabilities is zero as of September 30, 2017.
NOTE 11 – SHARE BASED COMPENSATION
Stock Options
The Company granted a total of 280,000 and 895,000 stock options during the three and nine months ended September 30, 2017, respectively. Of the options granted during the three months ended September 30, 2017, 175,000 of those vested immediately and 105,000 vest ratably over two and three-year periods. Of the options granted during the nine months ended September 30, 2017, 425,000 of those vest immediately and 470,000 vest ratably over a three-year period. During the nine months ended September 30, 2017, 1,045,000 options were forfeited, with various vesting periods.
The following table summarizes stock option activity for the nine months ended September 30, 2017 and 2016:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted-Average Remaining Life (years)

Outstanding at January 1, 2016	5,465,000	$2.97	9.2
Granted	2,457,075	$2.14	9.4
Exercised	(1,083,750)	$1.91	—
Forfeited	(966,800)	$3.01	—
Outstanding at September 30, 2016	5,871,525	$2.77	8.9
Exercisable at
Exercisable at September 30, 2016	2,234,025	$2.32	8.5
Exercisable at
Outstanding at January 1, 2017	7,544,025	$2.61	9.0
Granted	895,000	$1.71	9.7
Exercised	—	$—	—
Forfeited	(1,045,000)	$3.02	—
Outstanding at September 30, 2017	7,394,025	$2.45	8.4
Outstanding at
Exercisable at September 30, 2017	4,146,108	$2.34	8.2
The above table includes 500,000 options issued to non-employees, 500,000 of them are exercisable, and all are still outstanding at September 30, 2017. Refer to Note 12 - Warrants and options liabilities for discussion regarding the classification of these options within the Company's Consolidated Balance Sheets.
The total intrinsic value of stock options exercised was nil and $1.3 million during the nine months ended September 30, 2017 and 2016, respectively. There were no options exercised during 2017. Assuming all stock options outstanding at September 30, 2017 were vested, the total intrinsic value of in-the-money outstanding stock options would have been $0.1 million at September 30, 2017.
The Company recorded total stock compensation expense relative to employee stock options of $1.2 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively, and $2.8 million and $5.0 million for the nine months ended September 30, 2017 and 2016, respectively.
The fair values of the employee stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the nine months ended September 30, 2017 and 2016.

Nine Months Ended September 30,
	2017	2016

Expected price volatility	87% - 91%	114% - 117%
Risk free interest rate	1.78% - 2.14%	1.03% - 1.53%
Expected annual dividend yield	0%	0%
Expected option term (years)	5 - 6	5 - 6
Expected forfeiture rate	3.1% - 11.6%	0.5% - 11.6%
Grant date fair value per share	$0.99 - $1.81	$1.73 - $2.41
Grant date exercise price per share	$1.35 - 2.32	$1.99 - 2.82
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
The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date following using the Black-Scholes pricing model with the following inputs:

	Nine Months Ended September 30,
	2017	2016

Risk free interest rate	0.62%	0.26% - 0.59%
Expected life in years	0.15	0.25 - 1.15
Expected volatility	63%	76% - 112%
Expected dividend yield	0%	0%
The changes in fair value of the warrants and options (excluding non-employees) liability during the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine months Ended September 30,
	2017	2016

Balance at beginning of year	$3	$2,109
Issuance of warrants and options	—	—
Transferred to equity upon exercise	—	—
Change in fair value recorded in earnings	(3)	(1,729)
Balance as of September 30, 2017 and 2016	$—	$380
As of September 30, 2017, there were no warrants or options outstanding. The remaining outstanding warrants and stock options expired in May of 2017. The balance of the Company's warrant and stock option derivative liabilities is zero as of September 30, 2017.

Options Issued to Non-Employees
As discussed in Note 11 - Share based compensation, in 2014 the Company issued 650,000 options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At September 30, 2017, there were 500,000 options outstanding all of which are exercisable to the remaining non-employee professional. During the third quarter, one of the two non-employee professionals became an employee of the Company. At this time, the Company revalued the associated 150,000 shares and reclassified $0.1 million out of the liability and into equity.
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
The estimated values of the option awards are determined using the Black-Scholes pricing model with the following inputs:

	Nine Months Ended September 30,
	2017	2016

Risk free interest rate	1.55%	1.01% - 1.14%
Expected life in years	3	4 - 5
Expected volatility	84%	103% - 114%
Expected dividend yield	0%	0%
For the three months ended September 30, 2017 and 2016, the Company recorded a recovery for non-employee stock options of a nominal amount and a nominal expense for non-employee stock options, respectively. For the nine month periods ended September 30, 2017 and 2016, the Company recorded a recovery for non-employee stock options of a nominal amount and an expense for non-employee stock options of $0.2 million, respectively. The changes in fair value of the liability related to vested yet un-exercised options issued to non-employees during the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of year	$899	$841
Reclassification to additional paid in capital	(109)	—
Vested during the period	—	533
Change in fair value recorded in earnings	(332)	163
Balance as of September 30, 2017 and 2016	$458	$1,537
Options issued to non-employees are reclassified from equity to liabilities on the performance completion date. Under U.S. GAAP, such options may not be considered indexed to our stock because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and stock option liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant and stock option liabilities”. At September 30, 2017, there were 500,000 unexercised non-employee options requiring liability classification.

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
A detail of the Company’s earnings per share is as follows (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Basic:
Net income (loss) attributable to Nobilis Health Corp.	$1,014	$(2,759)	$201	$(2,918)
Weighted average common shares outstanding	77,805,014	76,774,967	77,805,014	76,114,538
Net income (loss) per common share	$0.01	$(0.04)	$—	$(0.04)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Diluted:
Net income (loss) attributable to Nobilis Health Corp.	$1,014	$(2,759)	$201	$(2,918)
Weighted average common shares outstanding	77,805,014	76,774,967	77,805,014	76,114,538
Dilutive effect of stock options, warrants, RSUs	327,113	—	363,005	—
Weighted average common shares outstanding diluted	78,132,127	76,774,967	78,168,019	76,114,538
Net income (loss) per fully diluted share	$0.01	$(0.04)	$—	$(0.04)
NOTE 14 – NONCONTROLLING INTERESTS
Noncontrolling interests at September 30, 2017 represent an 8.1% interest in The Palladium for Surgery - Houston, 75% interest in the Kirby Surgical Center, 65% interest in Microsurgery Institute, 2.3% interest in Houston Microsurgery Institute, 50% in Northstar Healthcare Dallas Management, 65% in NHC ASC – Dallas, 49% in First Nobilis Hospital, 40% in First Nobilis Hospital Management, 45% in Hermann Drive Surgical Hospital, 25% in Scottsdale Liberty Hospital, 10% in Series 1 Best Choice Anesthesia & Pain and 15% in Peak Neuromonitoring Physicians II, PLLC.
Agreements with the third-party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of September 30, 2017 and December 31, 2016. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s Consolidated Balance Sheets as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests are as follows (in thousands):

	NHC - ASC Dallas	First Nobilis	Total

Balance at January 1, 2016	$3,393	$8,832	$12,225
Distributions	(2,928)	(599)	(3,527)
Net (loss) income attributable to noncontrolling interests	(68)	5,674	5,606
Total contingently redeemable noncontrolling interests at December 31, 2016	$397	$13,907	$14,304

Balance at January 1, 2017	$397	$13,907	$14,304
Distributions	—	—	—
Net income attributable to noncontrolling interests	152	207	359
Total contingently redeemable noncontrolling interests at September 30, 2017	$549	$14,114	$14,663
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
The following table summarizes the carrying amount of the assets and liabilities of our material VIE’s included in the Company’s Consolidated Balance Sheets (after elimination of intercompany transactions and balances) (in thousands):

	September 30, 2017	December 31, 2016

Total cash and short term investments	$9,043	$3,445
Total accounts receivable	24,813	18,845
Total other current assets	1,875	1,664
Total property and equipment	16,207	16,804
Total other assets	190	190
Total assets	$52,128	$40,948

Total accounts payable	$3,995	$4,119
Total other liabilities	4,466	5,263
Total accrued liabilities	16,337	11,538
Long term - capital lease	11,712	11,169
Noncontrolling interest	(9,939)	(8,892)
Total liabilities	$26,571	$23,197
NOTE 15 – INCOME TAXES
The Company is a corporation subject to federal income tax at a statutory rate of 35% of pretax earnings. The Company estimates an annual effective income tax rate of 39.6% for U.S. and none for Canada based on the projected results for the year and applies this rate to income before taxes to calculate income tax expense.

The net tax expense for the nine months ended September 30, 2017 was $0.6 million, resulting in an effective tax rate of approximately 37.5%, compared to an income tax benefit of $1.8 million with an effective tax rate of approximately 21.1% for the prior corresponding period. The net tax expense amount includes $0.8 million and $0.9 million tax expense for states in which the Company operates for the nine months ended September 30, 2017 and 2016, respectively.  The Company did not recognize any foreign tax expense or benefit for the nine months ended September 30, 2017 and 2016, as the Company had a full valuation allowance against deferred tax assets.

The following items caused the third quarter effective income tax rate to be different from the statutory rate:

•
Canada is excluded from the worldwide annual effective tax rate calculation because Canada has historical ordinary losses but does not expect to recognize them and has recorded a full valuation allowance, which decreases the third quarter effective tax rate by approximately 2.2% for the nine months ended September 30, 2017.

•
All of the Partnership’s earnings are included in the Company’s net income; however, the Company is not required to record income tax expense or benefit with respect to the portion of the Partnership’s earnings allocated to its noncontrolling public limited partners, which increases the first quarter effective tax rate by approximately 1.0% for the nine months ended September 30, 2017.

The Company received notification from the Internal Revenue Service to examine the 2014 federal income tax return for First Nobilis, LLC that the Company owns 51%.

Based on management’s analysis, the Company did not have any uncertain tax positions as of September 30, 2017.

NOTE 16 – BUSINESS SEGMENT INFORMATION
A summary of the business segment information for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30, 2017
	Medical	Marketing	Corporate	Total

Revenues	$59,276	$5,376	$—	$64,652
Operating expenses	52,052	4,356	—	56,408
Corporate costs	—	—	6,961	6,961
Income (loss) from operations	7,224	1,020	(6,961)	1,283
Change in fair value of warrant and option liabilities	—	—	(171)	(171)
Interest expense (income)	253	(2)	1,129	1,380
Other expense	$105	$—	38	143
Income (loss) before income taxes	$6,866	$1,022	$(7,957)	$(69)

Other data:
Depreciation and amortization expense	$2,298	$418	$93	$2,809
Income tax expense (benefit)	$413	$33	$(516)	$(70)
Capital expenditures	$775	$522	$118	$1,415

	Three Months Ended September 30, 2016
	Medical	Marketing	Corporate	Total

Revenues	$65,419	$5,264	$—	$70,683
Operating expenses	60,871	2,958	—	63,829
Corporate costs	—	—	7,955	7,955
Income (loss) from operations	4,548	2,306	(7,955)	(1,101)
Change in fair value of warrant and option liabilities	—	—	133	133
Interest expense	329	1	414	744
Other (income) expense	(199)	(57)	58	(198)
Income (loss) before income taxes	$4,418	$2,362	(8,560)	(1,780)

Other data:
Depreciation and amortization expense	$1,564	$388	$79	$2,031
Income tax expense	$205	$78	$200	$483
Capital expenditures	$1,289	$—	$72	$1,361

	Nine Months Ended September 30, 2017
	Medical	Marketing	Corporate	Total

Revenues	$201,204	$11,712	$—	$212,916
Operating expenses	174,409	11,964	—	186,373
Corporate costs	—	—	21,010	21,010
Income (loss) from operations	26,795	(252)	(21,010)	5,533
Change in fair value of warrant and option liabilities	—	—	(358)	(358)
Interest expense (income)	771	(10)	3,237	3,998
Other expense (income)	80	(8)	143	215
Income (loss) before income taxes	$25,944	$(234)	$(24,032)	$1,678

Other data:
Depreciation and amortization expense	$6,552	$1,230	$256	$8,038
Income tax expense (benefit)	$857	$88	$(317)	$628
Intangible assets, net	$8,521	$11,872	$—	$20,393
Goodwill	$50,992	$19,011	$—	$70,003
Capital expenditures	$5,028	$2,737	$286	$8,051
Total assets	$225,646	$49,240	$42,213	$317,099
Total liabilities	$69,742	$8,760	$80,601	$159,103

	Nine Months Ended September 30, 2016
	Medical	Marketing	Corporate	Total

Revenues	$166,922	$16,905	$—	$183,827
Operating expenses	158,471	11,716	—	170,187
Corporate costs	—	—	24,380	24,380
Income (loss) from operations	8,451	5,189	(24,380)	(10,740)
Change in fair value of warrant and option liabilities	—	—	(1,566)	(1,566)
Interest expense	1,074	4	1,037	2,115
Other income	(1,682)	(305)	(1,024)	(3,011)
Income (loss) before income taxes	$9,059	$5,490	$(22,827)	$(8,278)

Other data:
Depreciation and amortization expense	$5,026	$1,436	$209	$6,671
Income tax expense (benefit)	$662	$149	$(2,577)	$(1,766)
Intangible assets, net	$5,246	$13,022	$—	$18,268
Goodwill	$25,822	$19,011	$—	$44,833
Capital expenditures	$4,000	$—	$388	$4,388
Total assets	$175,279	$44,413	$21,291	$240,983
Total liabilities	$55,602	$6,928	$38,237	$100,767

NOTE 17 – RELATED PARTY TRANSACTIONS
In March 2016, the Company acquired an interest in Athelite, a holding company which owns an interest in Dallas Metro, a company formed to provide management services to an HOPD. The Athelite investment is accounted for as an equity method investment (refer to Note 4 - Investments in associates). At September 30, 2017, the Company had $3.8 million in accounts receivable from the HOPD.
As a result of the AZ Vein acquisition in October 2016, an executive of the Company is owed $2.3 million, $2.2 million and $1.1 million related to a convertible promissory note, pre-acquisition and working capital adjustment and a cash holdback, respectively, as of September 30, 2017. In addition, the Company entered into agreements to lease facility space with the same executive.  Facility lease cost were $0.8 million in for the nine months ended 2017.
Physician Related Party Transactions
Nobilis maintains certain medical directorship, consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities. Material related party arrangements of this nature are described below:

•
In September 2013, the Company entered into a book deal with a physician equity owner. In March 2015, the Company entered into a marketing agreement with that physician equity owner and a marketing services company owned by the physician equity owner’s father. The Company incurred expenses of nil and $1.7 million as a result of the book deal during the nine months ended September 30, 2017 and 2016, respectively. The Company incurred expenses of nil and $0.3 million related to the marketing services entity during the nine months ended September 30, 2017 and 2016, respectively. The Company incurred expenses of nil and $0.9 million related to the Consulting services entity during the nine months ended September 30, 2017 and 2016, respectively.

•
In July 2014, the Company entered into a marketing services agreement with a physician equity owner and an entity owned by that physician equity owner’s brother. The Company incurred expenses of $0.4 million and $1.0 million to the entity during the nine months ended September 30, 2017 and 2016, respectively.

•
In September 2014, the minority interest holder of a fully consolidated entity, who is also a partial owner of two other hospitals, entered into an ongoing business relationship with the Company. At September 30, 2017, the Company has a net amount due from these related parties of $3.2 million. In addition, the Company leases certain medical equipment and facility space from these related parties. Equipment lease costs of $1.6 million and $1.6 million were incurred during the nine months ended September 30, 2017 and 2016, respectively. Facility lease costs of $1.3 million and $1.3 million were incurred during the nine months ended September 30, 2017 and 2016, respectively.

•
In September 2014, the Company entered into a services agreement with a physician equity owner's wife who has financial interests in a related entity. The Company incurred expenses pursuant to service agreements of nil and $0.4 million to the entity during the nine months ended September 30, 2017 and 2016, respectively.

•
In October 2014, the Company entered into a management agreement with an entity controlled by a physician equity owner. In June 2015, the Company expanded the relationship with this physician equity owner and an entity owned by the physician equity owner's wife to include consulting, marketing, medical supplies, medical directorship and on-call agreements (collectively "service agreements"). The Company incurred expenses of $2.1 million and $1.9 million in fees owed pursuant to the management agreement to the entity during the nine months ended September 30, 2017 and 2016, respectively. The Company has incurred expenses of $5.6 million and $5.2 million in fees owed pursuant to the service agreements to the entity during the nine months ended September 30, 2017 and 2016, respectively.

•
In April 2017, the minority interest holder of a fully consolidated entity, who is also a member of the Company's board of directors, entered into an ongoing business relationship with the Company. The Company incurred expenses of $0.3 million during the nine months ended September 30, 2017. At September 30, 2017, the Company has a net amount due to this related party of $0.1 million.

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Litigation
In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries, including claims for damages for personal injuries, medical malpractice, breach of contracts, and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially impact the financial position, results of operations or liquidity of the Company.
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

Executive Overview
Our operations consist of two reportable business segments, the Medical Segment and the Marketing Segment, each of which is described in more detail in the following paragraphs. Our Medical Segment owns and manages specialty surgical hospitals, ambulatory surgery centers (ASCs) and multi-specialty clinics. It focuses on improving patient outcomes by providing minimally invasive procedures that can be performed in low-cost, outpatient settings. To promote further improvements in patient satisfaction and clinical outcomes, Nobilis has spent the last two years developing a full suite of ancillary services that we offer patients treated in our facilities. To date, Nobilis is able to provide a variety of in-house ancillary services, such as Anesthesia, Surgical Assist, Intraoperative Neuromonitoring ("IOM"), and clinical lab testing (collectively, "Nobilis Ancillary Service Lines").
Our business also utilizes innovative direct-to-consumer marketing and proprietary technologies to drive patient engagement and education. Our Marketing Segment provides these services to the facilities that comprise our Medical Segment; we also provide these services to third parties as a stand-alone service.
Our portfolio of specialty surgical hospitals, ASCs and multi-specialty clinics is complemented by our Marketing Segment, which allows us to operate those facilities in many instances with few, if any, physician partners. Our differentiated business strategy provides value to patients, physicians and payors, and enables us to capitalize on recent trends in the healthcare industry, particularly with regard to increased consumerism in the healthcare space. As a result, we believe we are positioned for continued growth.
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
On October 28, 2016 and March 8, 2017, we purchased Arizona Vein and Vascular Center, LLC and its four affiliated surgery centers operating as Arizona Center for Minimally Invasive Surgery, LLC, (collectively, "AZ Vein") and Hamilton Vein Center (HVC) brand and associated assets, respectively. The acquisitions expanded our specialty mix to include the treatment of venous diseases with little modification to our existing infrastructure of specialty surgical hospitals and ASCs. Our facilities will be able to offer a range of treatments, both surgical and non-surgical, for those patients suffering from venous diseases, which today affect more than 30 million Americans.
In addition to our vein and vascular business acquisitions, on September 13, 2017, we purchased DeRosa Medical, P.C. ("DeRosa") for $0.9 million in cash. DeRosa is a primary care practice that specializes in health and wellness, medically supervised weight loss, and chronic health condition management. The practice has three locations in the Phoenix, Arizona metropolitan area: Scottsdale, Chandler, and Glendale. The acquisition of DeRosa allows the Company to enhance our ability to serve patients across the continuum of care, from primary care needs to surgical procedures, utilizing its concierge care delivery model and DeRosa also complements the existing facilities located in Arizona.
Our growth strategy focuses on:
•Driving organic growth in facilities that we own and operate; and
•Executing a disciplined acquisition strategy that results in accretive acquisitions.
Medical Segment
Our Medical Segment broadly includes our ownership or operation of healthcare facilities (the “Nobilis Facilities”) (which include specialty surgical hospitals, ASCs and multi-specialty clinics) and Nobilis Ancillary Service Lines.
As of September 30, 2017, there are 27 Nobilis Facilities, consisting of 4 specialty surgical hospitals (3 in Texas and 1 in Arizona) (the "Nobilis Hospitals"), 10 ASCs (5 in Texas and 5 in Arizona) and 13 multi-specialty clinics (6 in Texas and 7 in Arizona), partnered with 35 facilities across the country and 9 marketed brands. We earn revenue in our Medical Segment from the “facility fees” or “technical fees” from third party payors or patients for the services rendered at the Nobilis Facilities. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients.

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
Operating Environment
The Medical Segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Segment are from reimbursement to the Nobilis Hospitals and Nobilis ASCs as “out-of-network” providers. This means the Nobilis Facilities are not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. The reimbursement to in-network providers, however, is typically far less than that paid to out of network providers. To a far lesser degree, the Nobilis Facilities earn fees from governmental payor programs such as Medicare. For the three months ended September 30, 2017 and 2016, we derived approximately 2.1% and 0.2% for the respective periods of our Medical Segment’s net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payers and patient co-pays, coinsurance, and deductibles.
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

•	the professional fee, which is separately earned, billed and collected by the physician performing the procedure, separate and apart from the fees charged by the Nobilis Facilities; and

•	the anesthesiology fee, which is separately earned, billed and collected by the anesthesia provider, separate and apart from the fees charged by the Nobilis Facilities and the physicians.
Overall facility revenue depends on procedure volume, case mix and payment rates of the respective payors.
Three Months Ended September 30, 2017 and 2016 (in thousands)

	Three Months Ended September 30,
	2017	2016
Revenues:
Patient and net professional fees	$59,514	$65,666
Contracted marketing revenues	2,211	2,604
Factoring revenues	2,927	2,413
Total revenues	64,652	70,683
Operating expenses:
Salaries and benefits	15,735	13,209
Drugs and supplies	10,386	15,473
General and administrative	27,571	33,195
Depreciation and amortization	2,716	1,952
Total operating expenses	56,408	63,829
Corporate expenses:
Salaries and benefits	2,949	1,765
General and administrative	3,252	4,576
Legal expenses	667	1,535
Depreciation	93	79
Total corporate expenses	6,961	7,955
Income (loss) from operations	1,283	(1,101)
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	(171)	133
Interest expense	1,380	744
Other expense (income), net	143	(198)
Total other expense (income)	1,352	679
(Loss) income before income taxes and noncontrolling interests	(69)	(1,780)
Income tax (benefit) expense, net	(70)	483
Net income (loss)	$1	$(2,263)

Revenues
Total revenues for the three months ended September 30, 2017, totaled $64.7 million, a decrease of $6.0 million or 8.5%, compared to $70.7 million in the prior corresponding period. Total cases decreased by 1,214 to 3,883 cases, or 23.8%, compared to 5,097 cases in the prior corresponding period. Medical Segment revenues decreased by $6.1 million to $59.3 million or 9.4%, compared to $65.4 million in the prior corresponding period, while the Marketing Segment partially offset this decrease by $0.1 million.
Salaries and Benefits
Operating salaries and benefits for the three months ended September 30, 2017, totaled $15.7 million, an increase of $2.5 million or 19.1%, compared to $13.2 million in the prior corresponding period. The Medical Segment increased by $2.9 million or 27.3%, while the Marketing Segment decreased $0.4 million or 13.7%, from the prior corresponding period.
Drugs and Supplies
Drugs and supplies expense in our Medical Segment for the three months ended September 30, 2017, totaled $10.4 million, a decrease of $5.1 million or 32.9%, compared to $15.5 million in the prior corresponding period.
General and Administrative
Operating general and administrative expense for three months ended September 30, 2017, totaled $27.6 million, a decrease of $5.6 million or 16.9%, compared to $33.2 million in the prior corresponding period. The Medical Segment accounted for $7.8 million or 22.7% of the decrease, offset by an increase of $2.2 million in the Marketing Segment.
Depreciation and Amortization
Depreciation for the three months ended September 30, 2017, totaled $2.7 million, an increase of $0.7 million or 38.4%, compared to $2.0 million in the prior corresponding period. This increase is primarily due to the additional depreciation expense incurred related to acquired equipment and intangible assets through acquisitions of AZ Vein, HVC and DeRosa within our Medical Segment, as well as accelerated leasehold improvement depreciation related to our Marketing Segment, as a result of moving office locations.
Total Corporate Costs
To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs totaled $7.0 million, a decrease of $1.0 million or 12.5%, compared to $8.0 million in the prior corresponding period.
Salaries and benefits for the three months ended September 30, 2017, totaled 3.0 million, an increase of $1.2 million or 67.5%, compared to $1.8 million in the prior corresponding period. The $1.2 million increase is primarily due to the hiring of additional corporate staff in 2017 and later half of 2016 related to accounting, finance, information technology and new corporate employees acquired through our acquisitions of AZ Vein, HVC and DeRosa. General and administrative expenses for the three months ended September 30, 2017, totaled $3.3 million, a decrease of $1.3 million or 28.9%, compared to $4.6 million in the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in share based compensation expenses related to forfeitures of previously issued options and a reduction in insurance costs. Legal expenses for the three months ended September 30, 2017, totaled $0.7 million, a decrease of $0.9 million or 56.5%, compared to $1.5 million from the prior corresponding period. The decrease in legal expenses was attributable to reduced litigation.
Other Expense (Income)
For the three months ended September 30, 2017, the Company recognized $1.4 million of other expense compared to $0.7 million in the prior corresponding period. Interest expense increased $0.6 million in the current period as a result of an increase in borrowings and amortization of debt issuance costs. In addition to interest, there was an increase of $0.4 million in various other expenses, offset by a change in warrant and stock option derivative liability of $0.3 million.
The warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S. dollars and therefore recorded as derivative liabilities. Change in fair value of warrant and stock option derivative liabilities are a result of adjusting the estimated fair value at the end of the period, using the Black-Scholes Model. All of the warrants previously issued expired in first half of 2017.
Income Tax Expense (Benefit), Net
The net tax benefit for the three months ended September 30, 2017 was $0.1 million, compared to an income tax expense of $0.5 million in the prior corresponding period. For the three months ended September 30, 2017, the effective tax rate differs from the annual tax rate primarily due to Canada's pre-tax book income (PTBI) which increases the rate by approximately 60.4%. The Company’s state tax expense was $0.3 million for the three months ended September 30, 2017. Our effective tax rate during the three months ended September 30, 2017 was approximately 99.9%. The Company estimates an annual effective income tax rate of 39.6% for U.S., and none for Canada, based on projected results for the year.

Noncontrolling Interests
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.
MEDICAL SEGMENT
REVENUES
The following table sets out our comparable changes in Medical Segment revenues and case volume for our facilities as of the three months ended September 30, 2017 and 2016 (in thousands, except case and per case data):

	Three Months Ended September 30,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2017	2016	2017	2016	2017	2016

Hospitals	$42,234	$51,886	2,164	3,057	$19,517	$16,973
ASCs	9,161	11,717	1,490	1,878	6,148	6,239
Ancillary services	7,881	1,816	—	—	—	—
Total	$59,276	$65,419	3,654	4,935	$16,222	$13,256

Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Medical Segment decreased by $6.1 million to $59.3 million or 9.4%, compared to $65.4 million in the prior corresponding period. Revenues decreased due to a reduction in case count of 1,281 cases, primarily due to Hurricane Harvey and the Company's need to suspend operations at ten Nobilis Facilities in Southeast Texas for up to three weeks. In addition, our Dallas Market case count decreased due to a discontinued marketing relationship.
Salaries and Benefits
Salaries and benefits for the Medical Segment increased by $2.9 million to $13.4 million or 27.3%, compared to $10.5 million in the prior corresponding period. Operating salaries and benefits increased primarily due to additional headcount related to new employees acquired during the AZ Vein, HVC and DeRosa acquisitions.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment decreased by $5.1 million to $9.8 million or 34.1%, compared to $14.9 million in the prior corresponding period. Drugs and supplies decreased compared to the prior corresponding period primarily due to lower case counts, a majority of which was caused by Hurricane Harvey, and additional decreases from management's across the board focus on cost reduction.
General and Administrative
General and administrative expense for the Medical Segment decreased by $7.8 million to $26.5 million or 22.7%, compared to $34.3 million in the prior corresponding period. The decrease is primarily due to lower case counts and the related general and administrative cost associated with the reduction in cases. This decrease is also consistent with revenue decreases discussed above.
For the three months ended September 30, 2017, marketing expenses allocated to the Medical Segment decreased by $4.4 million to $9.1 million, compared to $13.5 million in the prior corresponding period. These marketing cost are allocated from our Marketing Segment for cases performed at Nobilis Facilities. Our number of cases in the third quarter decreased, resulting in smaller allocations of marketing expense from our Marketing Segment to our Medical Segment. As a result, there was a decrease in general and administrative costs within our Marketing Segment, discussed later herein. Our Medical Segment experienced a decrease in case due to Hurricane Harvey, therefore, these marketing costs were not allocated.

MARKETING SEGMENT
REVENUES
The following table set out our comparable changes in Marketing Segment revenues and case volumes for our facilities as of the three months ended September 30, 2017 and 2016 (in thousands, except cases and per case data):

	Three Months Ended September 30,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2017	2016	2017	2016	2017	2016

Marketing	$5,376	$5,264	229	162	$23,476	$32,494
Total	$5,376	$5,264	229	162	$23,476	$32,494
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Marketing Segment increased by $0.1 million to $5.4 million or 1.9%, compared to $5.3 million in the prior corresponding period. Marketing Segment revenues have decreased on a per case basis due to an increase in lower acuity case types compared to the prior corresponding period. Higher acuity cases remained consistent with the prior corresponding period.
Salaries and Benefits
Salaries and benefits for the Marketing Segment decreased by $0.4 million or 13.7%, to $2.3 million compared to $2.7 million in the corresponding period. The decrease is primarily related to a reduction in headcount during the second quarter of 2017.
General and Administrative
General and administrative expense for the Marketing Segment increased by $2.2 million or 197.0%, compared to the corresponding period. The increase in the Marketing Segment's general and administrative expense is attributable to additional external marketing cases compared to the prior corresponding period. Marketing costs are allocated to our Medical Segment for cases performed at Nobilis Facilities, while any expenses associated with cases sent to external facilities remain within the Marketing Segment.

Nine Months Ended September 30, 2017 and 2016 (in thousands)

	Nine Months Ended September 30,
	2017	2016
Revenues:
Patient and net professional fees	$201,488	$167,199
Contracted marketing revenues	5,163	10,754
Factoring revenues	6,265	5,874
Total revenues	212,916	183,827
Operating expenses:
Salaries and benefits	46,473	38,377
Drugs and supplies	35,709	39,670
General and administrative	96,409	85,678
Depreciation and amortization	7,782	6,462
Total operating expenses	186,373	170,187
Corporate expenses:
Salaries and benefits	9,011	5,077
General and administrative	10,100	14,984
Legal expenses	1,643	4,110
Depreciation	256	209
Total corporate expenses	21,010	24,380
Income (loss) from operations	5,533	(10,740)
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	(358)	(1,566)
Interest expense	3,998	2,115
Other expense (income), net	215	(3,011)
Total other expense (income)	3,855	(2,462)
(Loss) income before income taxes and noncontrolling interests	1,678	(8,278)
Income tax (benefit) expense, net	628	(1,766)
Net income (loss)	$1,050	$(6,512)
Revenues
Total revenues for the nine months ended September 30, 2017, totaled $212.9 million, an increase of $29.1 million or 15.8%, compared to $183.8 million in the prior corresponding period. Total cases decreased by 1,023 to 12,911 cases or 7.3%, compared to 13,934 cases in the prior corresponding period. Medical Segment revenues increased by $34.3 million to $201.2 million or 20.5%, compared to $166.9 million in the prior corresponding period, while the Marketing Segment partially offset this increase by $5.2 million.
Salaries and Benefits
Operating salaries and benefits for the nine months ended September 30, 2017, totaled $46.5 million, an increase of $8.1 million or 21.0%, compared to $38.4 million in the prior corresponding period. The Medical Segment increased by $8.3 million or 26.7%, while the Marketing Segment decreased $0.2 million or 2.5%, from the prior corresponding period.
Drugs and Supplies
Drugs and supplies expense in our Medical Segment for the nine months ended September 30, 2017, totaled $35.7 million, a decrease of $4.0 million or 10.0%, compared to $39.7 million in the prior corresponding period.
General and Administrative
Operating general and administrative expense for nine months ended September 30, 2017, totaled $96.4 million, an increase of $10.7 million or 12.5%, compared to $85.7 million in the prior corresponding period. The Medical Segment accounted for $10.7 million of the increase.

Depreciation and Amortization
Depreciation for the nine months ended September 30, 2017, totaled $7.8 million, an increase of $1.3 million or 20.9%, compared to $6.5 million in the prior corresponding period. This increase is primarily due to the additional depreciation expense incurred related to acquired equipment and intangible assets through acquisitions of AZ Vein, HVC and DeRosa within our Medical Segment, as well as accelerated leasehold improvement depreciation related to our Marketing Segment, as a result of moving office locations.
Total Corporate Costs
To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs totaled $21.0 million, a decrease of $3.4 million or 13.7%, compared to $24.4 million in the prior corresponding period.
Salaries and benefits for the nine months ended September 30, 2017, totaled $9.0 million, an increase of $3.9 million or 77.5%, compared to $5.1 million in the prior corresponding period. The $3.9 million increase is primarily due to the hiring of additional corporate staff in 2017 and later half of 2016 related to accounting, finance, information technology and new corporate employees through our acquisitions of AZ Vein, HVC and DeRosa.
General and administrative expenses for the nine months ended September 30, 2017, totaled $10.1 million, a decrease of $4.9 million or 32.6%, compared to $15.0 million in the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in share based compensation expense related to forfeitures of previously issued options, accounting fees and insurance costs.
Legal expenses for the nine months ended September 30, 2017, totaled $1.6 million, a decrease of $2.5 million or 60.0%, compared to $4.1 million in the prior corresponding period. The decrease in legal expenses was attributable to reduced litigation. Overall, corporate general and administrative expense reductions are primarily the result of the Company's continuous efforts to cut costs.
Other Expense (Income)
For the nine months ended September 30, 2017, the Company recognized $3.9 million of other expense compared to $2.5 million of other income in the prior corresponding period. Interest expense increased $1.9 million to $4.0 million as a result of an average increase in borrowings and amortization of debt issuance costs. The increase in interest expense is offset by a change in warrant and stock option derivative liability of $1.2 million.
The warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S. dollars and therefore recorded as derivative liabilities. Change in fair value of warrant and stock option derivative liabilities are a result of adjusting the estimated fair value at the end of the period, using the Black-Scholes Model. All of the warrants previously issued expired in first half of 2017.
Lastly, in the prior year we provided Dallas Metro with cases that were derived from our Marketing Segment. After the closure, we began scheduling "would be" Dallas Metro cases to our Nobilis Facilities. For the nine months ended September 30, 2017, the decrease in case count resulted in a $3.2 million decrease in other income in the current period. This is further discussed below in our segment analysis. Dallas Metro is an equity method investment to the company.
Income Tax Expense (Benefit), Net
The net tax expense for the nine months ended September 30, 2017 was $0.6 million, compared to an income tax benefit of $1.7 million in the prior corresponding period. For the nine months ended September 30, 2017, the effective tax rate differs from the annual tax rate primarily due to state income taxes, Canada's PTBI and noncontrolling interests. The Company’s state tax expense was $0.8 million for the nine months ended September 30, 2017. Our effective tax rate during the nine months ended September 30, 2017 was approximately 37.5%. The Company estimates an annual effective income tax rate of 39.6% for U.S., and none for Canada, based on projected results for the year.
Noncontrolling Interests
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.
MEDICAL SEGMENT
REVENUES
The following table sets out our comparable changes in Medical Segment revenues and case volume for our facilities as of the nine months ended September 30, 2017 and 2016 (in thousands, except case and per case data):

	Nine Months Ended September 30,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2017	2016	2017	2016	2017	2016

Hospitals	$147,503	$131,002	7,198	7,631	$20,492	$17,167
ASCs	28,498	30,464	5,111	5,630	5,576	5,411
Ancillary services	25,203	5,456	—	—	—	—
Total	$201,204	$166,922	12,309	13,261	$16,346	$12,587
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Medical Segment increased by $34.3 million to $201.2 million or 20.5%, compared to $166.9 million in the prior corresponding period. Revenues increased primarily due to the acquisition of AZ Vein, HVC, DeRosa and also Scottsdale Liberty hospital obtained a surgical license and performed higher acuity cases receiving larger reimbursements in the current period and a $19.7 million increase in ancillary services. Furthermore, the Company shifts higher acuity cases from the Marketing Segment to the Medical Segment, by way of scheduling cases at Nobilis Facilities, further explained below in the Marketing Segment analysis. The increase in Medical Segment revenues was partially offset by Hurricane Harvey and the Company's need to suspend operations at ten Nobilis Facilities in Southeast Texas for up to three weeks.
Salaries and Benefits
Salaries and benefits for the Medical Segment increased by $8.3 million to $39.4 million or 26.7%, compared to $31.1 million in the prior corresponding period. Operating salaries and benefits increased primarily due to additional headcount related to organic growth of our ancillary services and new employees acquired during the AZ Vein, HVC and DeRosa acquisitions.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment decreased by $4.3 million to $33.7 million or 11.4%, compared to $38.0 million in the prior corresponding period. Drugs and supplies decreased compared to the prior corresponding period primarily due to lower case count in the current period, a majority of which was caused by Hurricane Harvey.
General and Administrative
General and administrative expense for the Medical Segment increased by $10.7 million to $94.8 million or 12.7%, compared to $84.1 million in the prior corresponding period. The increase in the Medical Segment general and administrative expense is primarily due to the acquisition of AZ Vein, HVC and DeRosa, three additional labs and related management expenses, marketing expenses and operations associated with Nobilis Facilities and its mission to continue our strategic growth initiatives and the marketing of our specialty services to hospitals.
For the nine months ended September 30, 2017, marketing expenses allocated to the Medical Segment decreased by $0.8 million to $28.3 million, compared to $29.1 million in the prior corresponding period. These marketing costs are allocated from our Marketing Segment for cases performed at Nobilis Facilities. As a result, there was a decrease in general and administrative costs within our Marketing Segment, discussed later herein. Our number of cases decreased year over year, resulting in smaller allocations of marketing expense from our Marketing Segment to our Medical Segment. In addition, the Marketing Segment’s external market performance has improved and now provides additional opportunities to maximize reimbursement on surgical cases. This has resulted in a decrease in the amount of marketing cases allocated to the Medical Segment, which contributes to the decrease in expenses allocated to the Medical Segment.
MARKETING SEGMENT
REVENUES
The following table set out our comparable changes in Marketing Segment revenue and case volumes for our facilities as of the nine months ended September 30, 2017 and 2016 (in thousands, except cases and per case data):

	Nine Months Ended September 30,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2017	2016	2017	2016	2017	2016

Marketing	$11,712	$16,905	602	673	$19,455	$25,119
Total	$11,712	$16,905	602	673	$19,455	$25,119
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Marketing Segment decreased by $5.2 million to $11.7 million or 30.7%, compared to $16.9 million in the prior corresponding period. This decrease in the revenues within the Marketing Segment is primarily related to lower case count with outside facilities.
Salaries and Benefits
Salaries and benefits for the Marketing Segment decreased by $0.2 million to $7.1 million or 2.5%, compared to $7.3 million in the prior corresponding period. The decrease is primarily related to a reduction in headcount during the second quarter of 2017.
General and Administrative
General and administrative expense for the Marketing Segment was $2.0 million and is consistent with the prior corresponding period. Marketing costs are allocated to our Medical Segment for cases performed at Nobilis Facilities.
Balance Sheet
The Company experienced material variances in certain balance sheet accounts as discussed herein.
Trade Accounts Receivable, Net
Trade accounts receivable, net, as of September 30, 2017, totaled $112.4 million, a decrease of $12.6 million or 10.1%, compared to $125.0 million for the year-ended December 31, 2016. The decrease is consistent with the seasonality of the healthcare industry. As previously mentioned herein, 35-40% of our revenues are earned in the fourth quarter, resulting in higher balances in accounts receivable at year end.
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
Cash at September 30, 2017 and December 31, 2016 were $34.1 million and $24.6 million, respectively.
As of September 30, 2017, net cash provided by operating activities increased by $19.6 million from the prior year attributable to an increase in collections and net income performance in the current period. Net cash used for investing activities decreased $9.9 million from the prior year attributable to the closing of the HVC transaction on March 8, 2017 and the DeRosa transaction on September 13, 2017. Net cash used for financing activities decreased by $4.1 million from the prior year primarily due to a decrease in distributions to noncontrolling interest.
As of September 30, 2017, the Company had consolidated net working capital of $89.9 million compared to $98.0 million as of December 31, 2016. The decrease is primarily due to an increase in accrued lab expenses while current assets remained unchanged.

Debt
BBVA Compass Credit Agreement
On October 28, 2016 the Company entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin ranging from 3.0% to 3.75% (depending on the Company’s consolidated leverage ratio), with an option for the interest rate to be set at the then applicable Base Rate (the “Interest Rate”). The effective rate for the Term Loan as of September 30, 2017 was 5.33%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021. The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of September 30, 2017 was 5.33%. The maturity date of the Revolver is October 28, 2021. Additionally, Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. As of September 30, 2017, the outstanding balances on the Term Loan and Revolver were $50.5 million and $18.0 million, respectively.
The Company entered into Amendment No. 1 to BBVA Credit Agreement and Waiver, dated as of March 3, 2017, by and among NHA, certain subsidiaries of the Company party thereto, Compass Bank, and other financial institutions (the "Amendment"). The purpose of the Amendment was to, among other things, (i) modify the definition of “Permitted Acquisition” to require Lender approval and consent for any acquisition which is closing during the 2017 fiscal year; (ii) modify certain financial definitions and covenants, including, but not limited to, an increase to the maximum Consolidated Leverage Ratio to 3.75 to 1.00 for the period beginning September 30, 2016 and ending September 30, 2017, and an increase to the Consolidated Fixed Charge Coverage Ratio to 1.15 to 1.00 for the period beginning September 30, 2016 and ending June 30, 2017; (iii) waive the Pro Forma Leverage Requirement in connection with the previously reported HVC acquisition; and (iv) provide each Lender’s consent to the HVC. The Amendment also contained a limited waiver of a specified event of default. As of September 30, 2017 the Company was in compliance with its covenants.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing activities. Our term loans and revolving credit lines carry terms with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2017, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $0.8 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO), the principal executive officer, and Chief Financial Officer (CFO), the principal financial officer, the Company's management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective during the nine-months ended September 30, 2017.
Management's assessment of the Company's internal control over financial reporting excluded the internal control over financial reporting of AZ Vein, HVC and DeRosa which closed on October 28, 2016, March 8, 2017 and September 14, 2017, respectively.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 6, 2017

By:	/s/ David Young
David Young
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)