Form 10-K
period 2017-12-31
Nobilis Health Corp.
filed 2018-03-12
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes [  ]     No [X]
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of June 30, 2017, based on the closing price of $1.90 per share on the NYSE MKT on such date, was approximately $147,829,527.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
78,183,802 common shares as of March 12, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its Annual Meeting of Shareholders to be held in 2018 are incorporated by reference into Part III of this Annual Report.

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

FORWARD-LOOKING STATEMENTS
This Annual Report and the documents that are incorporated herein by reference contain certain forward-looking statements within the meaning of Canadian and United States securities laws, including the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include all statements that do not relate solely to historical or current facts and may be identified by the use of words including, but not limited to the following; “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “continue,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward-looking statements are based on the Company's current plans and expectations and are subject to a number of risks, uncertainties and other factors which could significantly affect current plans and expectations and our future financial condition and results. These factors, which could cause actual results, performance and achievements to differ materially from those anticipated, include, but are not limited to the following:

•	our ability to successfully maintain effective internal controls over financial reporting;

•	our ability to implement our business strategy, manage the growth in our business, and integrate acquired businesses;

•	the risk of litigation and investigations, and liability claims for damages and other expenses not covered by insurance;

•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as costs increase;

•	adverse developments affecting the medical practices of our physician limited partners;

•	our ability to maintain favorable relations with our physician limited partners;

•	our ability to grow revenues by increasing case and procedure volume while maintaining profitability;

•	failure to timely or accurately bill for services;

•	our ability to compete for physician partners, patients and strategic relationships;

•	the risk of changes in patient volume and patient mix;

•	the unknown residual affects of hurricane Harvey;

•	the potential impact of the new tax laws and regulations;

•	the risk that laws and regulations that regulate payments for medical services made by government healthcare programs could cause our revenues to decrease;

•	the risk that contracts are canceled or not renewed or that we are not able to enter into additional contracts under terms that are acceptable to us; and

•	the risk of potential decreases in our reimbursement rates.
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

PART I
Item 1. Business

General Overview
We were incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act (BCBCA). On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. ("Nobilis" or the "Company"). Prior to December 1, 2014, our business was solely the ownership, operation and management of outpatient surgery centers and specialty surgical hospitals (the “Medical Segment”). On December 1, 2014, we completed the acquisition of Athas Health, LLC (“Athas”). This acquisition added marketing services as a stand-alone business line, which is now a separate reportable business segment (the “Marketing Segment”). In addition to providing services to third parties, our unique direct-to-patient marketing and proprietary technology serves our own healthcare facilities.
Our portfolio of specialty surgical hospitals, ambulatory surgical centers (ASCs), and multi-specialty clinics ( the "Nobilis Facilities") is complemented by our Marketing Segment, which allows us to operate those facilities in many instances with few, if any, physician partners. Our differentiated business strategy provides value to patients, physicians and payors, and enables us to capitalize on recent trends in the healthcare industry, particularly with regard to increased consumerism in the healthcare space. As a result, we believe we are positioned for continued growth.
As of December 31, 2017, there are 33 locations across Texas and Arizona, including specialty surgical hospitals ( the "Nobilis Hospitals"), ASCs ( the "Nobilis ASCs") and multi-specialty clinics. Additionally, Nobilis partnered with another 34 facilities across the country, and marketed 9 independent brands. We provide care across a variety of specialties in our facilities including, pain management, spine surgery, orthopedic surgery, bariatric surgery, plastic surgery, ear nose and throat (ENT), podiatric surgery, vein and vascular, and other general surgery.
Many of our surgical patients require additional complementary healthcare services and Nobilis has spent the last two years developing a full suite of ancillary services that we offer patients treated in our facilities. To date, Nobilis is able to provide a variety of in-house ancillary services, such as Anesthesia, Surgical Assist, and Intraoperative Neuromonitoring ("IOM"), (collectively, "Nobilis Ancillary Service Lines"). The addition of the ancillary services has helped us successfully expand our continuum of care, increase facility efficiency, improve our coordination of the various services they require, enhance the quality of our patients’ clinical outcomes as well as their overall experience.
On October 28, 2016 and March 8, 2017, we purchased Arizona Vein and Vascular Center, LLC and its four affiliated surgery centers operating as Arizona Center for Minimally Invasive Surgery, LLC, (collectively, "AZ Vein") and Hamilton Vein Center ("HVC") brand and associated assets, respectively. These acquisitions expanded our specialty mix to include the treatment of venous diseases with little modification to our existing infrastructure of specialty surgical hospitals and ASCs. Our facilities will be able to offer a range of treatments, both surgical and non-surgical, for those patients suffering from venous diseases, which today affect more than 30 million Americans.
In addition to our vein and vascular business acquisitions, on September 13, 2017, we purchased DeRosa Medical, P.C. ("DeRosa"). DeRosa is a primary care practice that specializes in health and wellness, medically supervised weight loss, women's health, and chronic health condition management. The practice operates three multi-specialty clinics within the Phoenix, Arizona metropolitan area, specifically in Scottsdale, Chandler, and Glendale. The acquisition of DeRosa allows the Company to expand its continuum of care by providing additional healthcare services at the primary care level.
On November 15, 2017, the Company purchased 50.1% ownership interests in Elite Sinus Spine and Ortho LLC, Elite Center for Minimally Invasive Surgery, LLC, Houston Metro Ortho and Spine Surgery Center, LLC and Elite Hospital Management, LLC (collectively the "Management Companies" or collectively, "Elite") that manage three ASCs and one specialty surgical hospital in Houston, TX. Elite provides healthcare management services to these facilities, which generate 100% in-network revenue to the Nobilis system. This acquisition represents a strategic opportunity to enhance Nobilis' in-network revenue and adds 76 physician partners to our existing network of surgeons in the Houston market. We will also have the opportunity to leverage best practices from both companies, generate operational efficiencies, further improve our case conversion through a substantial increase in referral-based business and provide the Company additional resources to strengthen Nobilis' footprint within the Houston market.
Our growth strategy focuses on:

•	Marketing Expertise Drives Organic Growth: support organic growth in facilities that we own and operate through large scale multi-media marketing and sales efforts; and

•	Acquisitions Opportunities: Expand the Company's continuum of care capabilities via addition of key service lines and diverse revenue streams, paying focus to the In-network market.

•	Operational Efficiency: Leverage acquisitions and company growth to drive cost reductions and achieve greater economies of scale.
Recent Developments

•
Elite Acquisition - In November 2017, we closed and acquired Elite's hospital and three ASCs operating as Elite Surgical Affiliates. For more information on this acquisition, see Note 3 - Acquisitions of Part II, Item 8. - Financial Statements and Supplementary Data.

•
BBVA Financing Amendment No.2 (the "Amendment") - On November 15, 2017, Northstar Healthcare Acquisitions, L.L.C. (the “Borrower”), a Delaware limited liability company and wholly owned subsidiary of Nobilis Health Corp. (the “Company”) and Northstar Healthcare Holdings, Inc. a Delaware corporation entered into the Amendment with the purpose of financing the Elite acquisition, and thereby increased the aggregate principal amount by $50,000,000 (“Term Loan B”). The maturity date of Term Loan B is November 15, 2022 with payments due quarterly.

•
The Note - in addition to the Amendment noted above, the Company issued a sellers note in the principal amount of $3.5 million bearing interest at the simple rate of 6.75% per annum and payable in three installments over a two year period. For more information on this note, see Note 3 - Acquisitions of Part II, Item 8. - Financial Statements and Supplementary Data.

•
Corporate Governance - Effective as of November 16, 2017, Harry Fleming was appointed to the Board of Directors and was subsequently appointed to serve as Chairman of the Board following Dr. Donald L. Kramer resignation as Chairman and retirement from the Board of Directors.

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
Federal Stark Law
The Federal Stark Law, also known as the physician self-referral law, prohibits a physician from referring Medicare patients to an entity (including specialty surgical hospitals) for the furnishing of “designated health services,” if the physician or a member of the physician’s immediate family has a direct or indirect “financial relationship” with the entity, unless a specific exception applies, and further prohibits the entity from billing for any services that arise out of such prohibited referrals. Certain of these provisions are applicable to the referral of Medicaid patients as well. Designated health services include the following services when they may be paid for by the Medicare program: inpatient and outpatient hospital services; clinical laboratory services; radiology and certain other imaging services; physical therapy services, occupational therapy services, and outpatient speech-language pathology services; durable medical equipment and supplies; outpatient prescription drugs; home health services; radiation services and supplies; parental and eternal nutrients, equipment and supplies; and prosthetics, orthotics, and prosthetic devices and supplies, all of which are services that our affiliated physicians may order. The prohibition applies regardless of the rationale for the financial relationship and the reason for ordering the service. Therefore, intent to commit an illegal act is not required in order for the government to prove that a physician has violated the Stark Law. Like the Anti-Kickback Statute, the Stark Law contains a number of statutory and regulatory exceptions that protect certain types of transactions and business arrangements from penalty. When the Stark Law applies to a referral, compliance with all elements of an applicable Stark Law exception is necessary in order to avoid violation of the statute.

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
Competition
Within the Texas and Arizona markets, we currently compete with traditional hospitals, specialty surgical hospitals and other ASCs to attract both physicians and patients. Specialty surgical hospitals generally have an advantage over ASCs with respect to the negotiation of insurance contracts and competition for physicians’ inpatient and outpatient practices. Specialty surgical hospitals also offer a much broader and specialized range of medical services (enabling them to service a broader patient population) and generally have longer operating histories and greater financial resources, and are better known in the general community.
The competition among ASCs and specialty surgical hospitals for physicians and patients has intensified in recent years. As a result, some specialty surgical hospitals have been acquiring physician practices and employing the physicians to work for the specialty surgical hospitals. These specialty surgical hospitals incentivize physicians to utilize the specialty surgical hospitals' facilities. Further, some traditional hospitals have recently formed joint ventures with physicians whereby the hospital manages, but the hospital and physicians jointly own, an ASC.
In addition, there are several large, publicly traded companies, divisions or subsidiaries of large publicly traded companies, and several private companies that develop and acquire ASCs and specialty surgical hospitals. These companies may compete with us in the acquisition of additional ASCs and specialty surgical hospitals. For instance, publicly-traded Envision Healthcare (NYSE: EVHC), owns 263 ASCs and employs over 26,000 physician partners and APP’s across 46 states. Other leaders in our market include Tenet Healthcare (NYSE: THC), Surgery Partners (NYSE: SGRY) and Hospital Corporation of America (NYSE: HCA).
Further, many physician groups develop ASCs without a corporate partner, using consultants who typically perform corporate services for a fee and who may take a small equity interest in the ongoing operations of such ASCs. See "Risk Factors – Risks Relating to Our Business – We Face Significant Competition From Other Healthcare Providers."
Based on our innovative approach, we believe we are well positioned in our current markets as a surgical services and marketing services platform of choice for patients and physicians. Our focus on providing care, complemented by our unique Marketing Segment offerings, is a key differentiating factor of our strategy. We believe this approach drives physician engagement, better coordination of care with patients, continuous clinical and administrative improvement and enhanced efficiency.
Seasonality
The surgical segment of the healthcare industry tends to be impacted by seasonality due to the nature of most benefit plans resetting on a calendar year basis. As patients utilize and reduce their remaining deductible throughout the year, ASCs and surgical specialty surgical hospitals typically see an increase in volume throughout the year with the biggest impact coming in the fourth quarter. Historically, approximately 35-40% of our annual revenues have been recognized in the fourth quarter.
Facility Operations
See Part I. Item 2. Properties for details on the Company's facilities.
Employees
As of March 12, 2018, we had approximately 900 employees, of which approximately 700 are full time.
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
As of December 2014, we became a provider of marketing services to our own affiliated entities as well as to third parties which added some degree of diversification to our business. Five facilities represent approximately 96% of our contracted marketing revenue for the year-ended December 31, 2016, and four facilities represent approximately 84% of our contracted marketing accounts receivable as of December 31, 2016. Three facilities represent approximately 95% of our contracted marketing revenue for the year-ended December 31, 2017, and three facilities represent approximately 87% of our contracted marketing accounts receivable as of December 31, 2017. As a result, our Marketing Segment is subject to a certain degree of revenue concentration. Because of this concentration among these facilities, if an event were to adversely affect one of these facilities, it may have a material impact on our business.
In addition, approximately 89.6% of the revenues from cases performed at our facilities in 2017 were concentrated among four major private insurance companies and workers’ compensation payors. The loss of any one of these payors could have an adverse effect on our business, results of operations and financial condition.
We face significant competition from other healthcare providers.
We compete with other facilities and specialty surgical hospitals for patients, physicians, nurses and technical staff. Some of our competitors have longstanding and well-established relationships with physicians and third-party payors in the community. Some of our competitors are also significantly larger than us, may have access to greater marketing, financial and other resources and may be better known in the general community. The competition among facilities and specialty surgical hospitals for physicians and patients has intensified in recent years. Some specialty surgical hospitals have imposed restrictions on the credentials of their medical staff (called conflict of interest credentialing) where these physicians hold an ownership in a competing facility. We face competition from other facilities and from specialty surgical hospitals that perform similar outpatient services, both inside and outside of our primary service areas. Further, some traditional hospitals have recently begun forming joint ventures with physicians whereby the hospital manages and the hospital and physicians jointly own the facility. Patients may travel to other facilities for a variety of reasons. These reasons include physician referrals or the need for services that we do not offer.
Some of these competing facilities offer a broader array of outpatient surgery services than those available at our facilities. In addition, some of our direct competitors are owned by non-profit or governmental entities, which may be supported by endowments and charitable contributions or by public or governmental support. These specialty surgical hospitals can make capital expenditures without paying sales tax, may hold the property without paying property taxes and may pay for the equipment out of earnings not burdened by income taxes.
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
We believe that value-based purchasing initiatives of both governmental and private payors tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our specialty surgical hospitals and other health care facilities and may negatively impact our revenues if we are unable to meet expected quality standards. The PPACA contains a number of provisions intended to promote value-based purchasing in federal health care programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, specialty surgical hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, while specialty surgical hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement.
There is a trend among private payors toward value-based purchasing of health care services, as well. Many large commercial payors require specialty surgical hospitals to report quality data, and several of these payors will not reimburse specialty surgical hospitals for certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common, to involve a higher percentage of reimbursement amounts and to spread to reimbursement for ASCs and other ancillary services. Although we are unable to predict how this trend will affect our future results of operations, it could negatively impact our revenues if we are unable to meet quality standards established by both governmental and private payors.
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
As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2017 contained intangible assets designated as either goodwill or intangibles totaling approximately $116.1 million in goodwill and approximately $66.0 million in intangibles. Additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of goodwill or other intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
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
We depend on referrals.
Our success, in large part, is dependent upon referrals to our physicians from other physicians, systems, health plans and others in the communities in which we operate, and upon our medical staff’s ability to maintain good relations with these referral sources. Physicians who use our facilities and those who refer patients are not our employees and, in many cases, most physicians have admitting privileges at other specialty surgical hospitals and (subject to any applicable non-competition arrangements) may refer patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with our physicians and their referral sources, the number of procedures performed at our facilities may decrease and cause revenues to decline. This could adversely affect our business, results of operations and financial condition.
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
We are subject to U.S. tax laws and local state tax laws.
There can be no assurance that United States federal income tax laws and local state tax laws and Internal Revenue Service and Department of the Treasury administrative and legislative policies respecting the United States federal income tax consequences described herein will not be changed in a manner that adversely affects the holders of our common shares.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive offices are located in Houston, Texas, which we lease from a third-party pursuant to an agreement with an initial term expiring in October 2020. Our Marketing Segment primarily operates from offices located in Dallas, Texas, which we lease from a third-party pursuant to an agreement that commenced in April 2017. The Nobilis Facilities, part of our Medical Segment, lease space for the specialty hospitals, ASCs and multi-specialty clinics, as applicable, with expected remaining lease terms ranging from approximately 1 to 18 years.
Facility Operations
As of December 31, 2017, unless otherwise indicated, each of our surgical facilities in which we operate is set forth in the table below. We lease the real property for each of these facilities.

Facility	City	State	Number of Operating Rooms	Number of Procedure Rooms	Nobilis Percentage Ownership
Hospitals
Elite Hospital Management (of Oakbend Health System)	Houston	Texas	4	1	50.1%(1)
First Surgical Hospital	Bellaire	Texas	4	1	51%(2)
Hermann Drive Surgical Hospital	Houston	Texas	6	2	55.25%
Plano Surgical Hospital	Plano	Texas	6	2	100%
Scottsdale Liberty Hospital	Scottsdale	Arizona	2	1	75%

ASCs
Arizona Vein & Vascular	Chandler	Arizona	3	—	100%
Arizona Vein & Vascular	Phoenix	Arizona	3	—	100%
Arizona Vein & Vascular	Tucson	Arizona	1	—	100%
Elite Center for Minimally Invasive Surgery (of Oakbend Health System)	Houston	Texas	4	—	50.1%(1)
Elite Sinus Spine & Ortho (of Oakbend Health System)	Houston	Texas	5	—	50.1%(1)
First Street Surgical Center (of First Surgical Hospital)	Bellaire	Texas	4	1	51%(3)
Houston Metro Orthopedic & Spine Surgery (of Oakbend Health System)	Houston	Texas	3	—	50.1%(1)
Kirby Surgical Center	Houston	Texas	4	1	25%
Medical Park Specialty Center (of First Surgical Hospital)	Dickinson	Texas	1	1	100%
Mountain West Surgery Center (of Mesa Hills Specialty Hospital)	El Paso	Texas	2	2	100%
Northstar Healthcare Surgery Center - Houston	Houston	Texas	3	2	100%(4)
Northstar Healthcare Surgery Center - Scottsdale	Scottsdale	Arizona	4	1	100%
Uptown Surgery Center (of Atrium Medical Center)	Dallas	Texas	2	—	100%

Multi-Specialty Clinics
Arizona Vein & Vascular	Chandler	Arizona	—	—	100%
Arizona Vein & Vascular	Phoenix	Arizona	—	—	100%
Arizona Vein & Vascular	Surprise	Arizona	—	6	100%
Arizona Vein & Vascular	Tucson	Arizona	—	—	100%
DeRosa Medical, P.C. Clinic	Chandler	Arizona	—	8	100%

DeRosa Medical, P.C. Clinic	Glendale	Arizona	—	6	100%
DeRosa Medical, P.C. Clinic	Scottsdale	Arizona	—	13	100%
Hamilton Vein Clinic	Clear Lake	Texas	—	3	100%
Hamilton Vein Clinic	Katy	Texas	—	3	100%
Hamilton Vein Clinic	Round Rock	Texas	—	4	100%
Hamilton Vein Clinic	Stone Oak	Texas	—	3	100%
Hamilton Vein Clinic	Sugar Land	Texas	—	4	100%
Hamilton Vein Clinic	Woodlands	Texas	—	3	100%
P5 Performance	Frisco	Texas	—	2	100%
Piney Point Women's Center	Houston	Texas	—	1	51%(5)

(1)
Elite Hospital Management LLC, Elite Sinus Spine and Ortho LLC, Houston Metro Ortho and Spine Surgery Center LLC and Elite Center for Minimally Invasive Surgery LLC are owned 50.1% by Nobilis Healthcare Surgery Center, LLC and 49.9% by a third party.

(2)	First Surgical Hospital is a wholly owned subsidiary of First Nobilis, LLC, the entity owned 51% by Northstar Healthcare Acquisitions, LLC and 49% by a third party.

(3)	First Street Surgical Center is a wholly owned subsidiary of First Nobilis, LLC, the entity owned 51% by Northstar Healthcare Acquisitions, LLC and 49% by a third party.

(4)	Northstar Healthcare Surgery Center - Houston ceased operations as of November 2017.

(5)
Piney Point Women's Center is an HOPD of First Surgical Hospital, which is a wholly owned subsidiary of First Nobilis Hospital, LLC the entity owned 51% by Northstar Healthcare Acquisitions, LLC and 49% by a third party.

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
The Company's common shares were voluntarily delisted from the Toronto Stock Exchange (TSX) at the close of markets on December 30, 2016 pursuant to the Company’s application for voluntary delisting and the satisfaction of the conditions to delist from the TSX. The delisting from the TSX did not affect the Company’s listing on the NYSE listing.
Our outstanding common shares, no par value, are on the NYSE MKT under the symbol “HLTH”. Our common shares traded on the over the counter (OTC) pink sheets in the United States until April 17, 2015 when it commenced trading on the NYSE MKT. The following table outlines the share price trading ranges by quarter as follows:

	Toronto Stock Exchange		NYSE MKT/OTC Pink Sheets
	Share Price Trading Range		Share Price Trading Range
	High	Low	High	Low
	(C$ per share)		($ per share)
2017
1st Quarter	—	—	2.80	1.25
2nd Quarter	—	—	2.10	1.10
3rd Quarter	—	—	1.95	1.35
4th Quarter	—	—	1.55	1.25
2016
1st Quarter	4.85	4.44	3.62	1.82
2nd Quarter	6.00	5.67	4.66	4.40
3rd Quarter	4.97	4.84	3.86	3.77
4th Quarter	4.72	4.60	3.65	3.48
2015
1st Quarter	6.72	3.14	5.24	2.70
2nd Quarter	11.00	6.38	9.34	5.14
3rd Quarter	9.50	5.04	7.80	3.83
4th Quarter	5.50	2.83	5.95	2.15
As of March 8, 2018 there were approximately 18 holders of record of our common shares, not including beneficial owners holding shares through nominee names.
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

Equity Compensation Plan Information
The following table summarizes certain information regarding our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1) (2)
Equity compensation plans approved by security holders (aggregated)	8,864,025	$2.17	6,772,735
Notes:

(1)	Includes securities under our Fourth Amended and Restated Restricted Share Unit Plan and First Amended Stock Option Plan (the “Stock Option Plan”) up to December 31, 2017.

(2)	Excludes securities reflected in column entitled “Number of securities to be issued upon exercise of outstanding options, warrants and rights”
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company issued 378,778 unregistered common shares in conjunction with the acquisition of Elite.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable.
Performance Graph
The information required by this item is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Shareholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2017.
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

	Year ended December 31,
	2017	2016	2015	2014	2013

Revenues	$299,717	$285,744	$229,216	$84,029	$31,128
Net income	$10,281	$7,102	$63,933	$15,970	$6,674
Net income attributable to noncontrolling interests	$6,484	$653	$13,093	$13,077	$5.476
Net income attributable to Nobilis Health Corp.	$3,797	$6,449	$50,840	$2,893	$1.198
Net income per common share
Basic	$0.05	$0.08	$0.76	$0.06	$0.03
Diluted	$0.05	$0.08	$0.68	$0.06	$0.03
Total Assets	$431,038	$305,435	$242,027	$105.332	$22,639
Total long-term debt and long-term capital lease obligations	$107,536	$62,960	$35,123	$20,269	$1,905

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

Executive Overview
Our operations consist of two reportable business segments, the Medical Segment and the Marketing Segment, each of which is described in more detail in the following paragraphs. Our Medical Segment owns and manages specialty surgical hospitals, ambulatory surgery centers (ASCs), and multi-specialty clinics. It focuses on improving patient outcomes by providing minimally invasive procedures that can be performed in low-cost, outpatient settings. To promote further improvements in patient satisfaction and clinical outcomes, Nobilis has spent the last two years developing a full suite of ancillary services that we offer patients treated in our facilities. To date, Nobilis is able to provide a variety of in-house ancillary services, such as Anesthesia, Surgical Assist, Intraoperative Neuromonitoring ("IOM"), and clinical lab testing (collectively, "Nobilis Ancillary Service Lines").
Our business also utilizes innovative direct-to-consumer marketing and proprietary technologies to drive patient engagement and education. Our Marketing Segment provides these services to the facilities that comprise our Medical Segment; we also provide these services to third parties as a stand-alone service.
Our portfolio of specialty surgical hospitals, ASCs, and multi-specialty clinics is complemented by our Marketing Segment, which allows us to operate those facilities in many instances with few, if any, physician partners. Our differentiated business strategy provides value to patients, physicians and payors, and enables us to capitalize on recent trends in the healthcare industry, particularly with regard to increased consumerism in the healthcare space. As a result, we believe we are positioned for continued growth.
In 2018, we will continue to expand the continuum of care that we offer our patients by furthering the integration of primary care physician practices into our business model. Through the alignment of primary care physicians, which includes an array of options from clinical integration to employment, this initiative will allow us to grow our referral based business, while providing direct exposure to the initial level of patient care and diversifying the services provided throughout our healthcare system. It also affords us the opportunity to broaden marketing services throughout the continuum of care and match the healthcare needs of patients, all while maintaining a focus on patient outcomes and satisfaction. Our engagement of primary care physicians at the clinical level will continue to drive contracted revenues and Management’s ongoing efforts to strengthen our revenue platform.
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
In addition to our vein and vascular business acquisitions, on September 13, 2017, we purchased DeRosa Medical, P.C. ("DeRosa") for $0.9 million in cash. DeRosa is a primary care practice that specializes in health and wellness, medically supervised weight loss, and chronic health condition management. The practice has three locations in the Phoenix, Arizona metropolitan area: Scottsdale, Chandler, and Glendale. The acquisition of DeRosa allows the Company to enhance our ability to serve patients across the continuum of care, from primary care needs to surgical procedures, utilizing its concierge care delivery model and complementing the existing facilities located in Arizona.
On November 16, 2017, the Company acquired a 50.1% ownership in Elite Surgical Affiliates' ("Elite"), an in-network portfolio that manages three ASCs and one surgical hospital in Houston. The purchase was financed through an expansion of $50.0 million to the Company's current credit facility, cash of $6.1 million, a seller's note of $3.5 million, and stock of $0.5 million. This transaction represents the Company's largest acquisition to date and provides a significant enhancement to the Company's goal to realize the majority of revenues from in-network managed care contracts. In addition, this acquisition represents an expansion of 76 physician partners to the Houston market network of physicians and provides additional benefits in the form of operational efficiencies, increased company footprint, and an increase to available resources.
During the fourth quarter, the Company began operations at Mountain West Surgical Center (ASC) located in El Paso, Texas and Uptown Surgical Center (ASC) in Dallas, Texas. These ASCs will provide similar multi-specialty services to the current brands the Company markets to customers and those currently performed at other company owned facilities. These ASCs generate revenue through in-network contracts and progress the Company's overall in-network contributions to revenue while also capturing additional patients in the Dallas, West Texas, and New Mexico markets.
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
As of December 31, 2017, there are 33 Nobilis Facilities, consisting of 5 specialty surgical hospitals (4 in Texas and 1 in Arizona) (the "Nobilis Hospitals"), 13 ASCs (9 in Texas and 4 in Arizona) and 15 multi-specialty clinics (8 in Texas and 7 in Arizona), partnered with 34 facilities across the country and 9 marketed brands. We earn revenue in our Medical Segment from the “facility fees” or “technical fees” from third party payors or patients for the services rendered at the Nobilis Facilities. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures, and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients.
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

Operating Environment
The Medical Segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Segment are from reimbursement to the Nobilis Hospitals and Nobilis ASCs as “out-of-network” providers. This means the Nobilis Facilities are not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. The reimbursement to in-network providers, however, is typically far less than that paid to out of network providers. To a far lesser degree, the Nobilis Facilities earn fees from governmental payor programs such as Medicare. For the twelve months ended December 31, 2017 and 2016, we derived approximately 1.2% and 0.4% for the respective periods of our Medical Segment’s net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payers and patient co-pays, coinsurance, and deductibles.
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
Revenue Model and Case Mix
Revenues earned by the Nobilis Facilities vary depending on the procedures performed. For every medical procedure performed there are usually three separately invoiced patient billings:

•
the surgical center fee for the use of infrastructure, surgical equipment, nursing staff, non-surgical professional services, supplies, and other support services, which is earned by the Nobilis Facilities;

•	the professional fee, which is separately earned, billed, and collected by the physician performing the procedure, separate and apart from the fees charged by the Nobilis Facilities; and

•	the anesthesiology fee, which is separately earned, billed, and collected by the anesthesia provider, separate and apart from the fees charged by the Nobilis Facilities and the physicians.
Overall facility revenue depends on procedure volume, case mix, and payment rates of the respective payors.

Consolidated Statements of Income
Years-Ended December 31, 2017 and 2016
(in thousands)

	Years ended December 31,
	2017	2016

Revenues:
Patient and net professional fees	$282,240	$264,211
Contracted marketing revenues	8,208	13,346
Factoring revenues	9,269	8,187
Total revenues	299,717	285,744
Operating expenses:
Salaries and benefits	63,809	52,774
Drugs and supplies	48,876	57,011
General and administrative	124,024	126,848
Bad debt expense (recovery), net	2,402	(385)
Depreciation and amortization	11,260	8,539
Total operating expenses	250,371	244,787
Corporate expenses:
Salaries and benefits	11,706	6,974
General and administrative	12,839	18,897
Legal expenses	2,149	4,755
Depreciation	343	293
Total corporate expenses	27,037	30,919
Income from operations	22,309	10,038
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	(432)	(2,580)
Interest expense	6,007	3,999
Other (income) expense, net	(6,547)	(2,970)
Total other expense (income)	(972)	(1,551)
Income before income taxes and noncontrolling interests	23,281	11,589
Income tax expense	13,000	4,487
Net income	$10,281	$7,102
Revenues
Total revenues for the twelve months ended December 31, 2017, totaled $299.7 million, an increase of $14.0 million or 4.9%, compared to $285.7 million in the prior corresponding period. Total cases decreased by 1,184 to 18,757 cases or 5.9%, compared to 19,941 cases in the prior corresponding period. Medical Segment revenues increased by $17.4 million to $282.0 million or 6.6%, compared to $264.6 million in the prior corresponding period, while the Marketing Segment partially offset this increase with a decrease of $3.4 million.
Salaries and Benefits
Operating salaries and benefits for the twelve months ended December 31, 2017, totaled $63.8 million, an increase of $11.0 million or 20.9%, compared to $52.8 million in the prior corresponding period. The Medical Segment increased by $11.3 million or 26.4%, while the Marketing Segment decreased $0.3 million or 1.5%, from the prior corresponding period.
Drugs and Supplies
Drugs and supplies expense in our Medical Segment for the twelve months ended December 31, 2017, totaled $48.9 million, a decrease of $8.1 million or 14.3%, compared to $57.0 million in the prior corresponding period.

General and Administrative
Operating general and administrative expense for twelve months ended December 31, 2017, totaled $124.0 million, a decrease of $2.8 million or 2.2%, compared to $126.8 million in the prior corresponding period. The Medical Segment accounted for $2.4 million of the decrease.
Depreciation and Amortization
Operating depreciation and amortization for the twelve months ended December 31, 2017, totaled $11.3 million, an increase of $2.7 million or 31.9%, compared to $8.5 million in the prior corresponding period. This increase is primarily due to the additional depreciation expense incurred related to acquired equipment and intangible assets through acquisitions of AZ Vein, HVC, and DeRosa within our Medical Segment, as well as accelerated leasehold improvement depreciation related to our Marketing Segment, as a result of moving office locations.
Total Corporate Costs
To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs totaled $27.0 million, a decrease of $3.9 million or 12.6%, compared to $30.9 million in the prior corresponding period.
Salaries and benefits for the twelve months ended December 31, 2017, totaled $11.7 million, an increase of $4.7 million or 67.9%, compared to $7.0 million in the prior corresponding period. The increase is primarily due to the hiring of additional corporate staff in 2017 and later half of 2016 related to accounting, finance, information technology, and new corporate employees through our acquisitions of AZ Vein, HVC, and DeRosa.
General and administrative expenses for the twelve months ended December 31, 2017, totaled $12.8 million, a decrease of $6.1 million or 32.1%, compared to $18.9 million in the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in share based compensation expense related to forfeitures of previously issued options, accounting fees, and insurance costs.
Legal expenses for the twelve months ended December 31, 2017, totaled $2.1 million, a decrease of $2.6 million or 54.8%, compared to $4.8 million in the prior corresponding period. The decrease in legal expenses was attributable to reduced litigation.
Overall, corporate general and administrative expense reductions are primarily the result of the Company's continuous efforts to cut costs.
Other Expense (Income)
For the twelve months ended December 31, 2017, the Company recognized $1.0 million of other income compared to $1.6 million of other income in the prior corresponding period. Interest expense increased $2.0 million to $6.0 million as a result of an average increase in borrowings and amortization of debt issuance costs. Refer to the liquidity section for more information about our credit facility. In addition to interest expense, change in warrant and stock option derivative liability resulted in a decrease of $2.1 million in other income.
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
During our annual impairment test of indefinite lived intangible assets, it was determined tradenames related to our Medical Segment and Marketing Segment were impaired for $0.9 million, and $0.6 million, respectively, in the fourth quarter of 2017. The Company used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate applied to the forecast revenue stream. The impairments are within other expense in our statement of income.
Lastly, in February 2018, subsequent to the reporting period, the Company entered into a settlement agreement in connection with contract disputes that arose during the year with the sellers of AZ Vein. This litigation settlement resulted in a reduction in liabilities of $3.5 million as of December 31, 2017. The derecognition of these liabilities is included within other income in our consolidated statements of income for the year ended December 31, 2017.
Income Tax Expense, Net
The net tax expense for the twelve months ended December 31, 2017 was $13.0 million, compared to a net tax expense of $4.5 million in the prior corresponding period. The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%. In accordance with ASC 740, the impact of a change in tax law is recorded in the period of enactment. Consequently, the Company has recorded a tax expense of $6.2 million, primarily due to a re-measurement of deferred tax assets and liabilities at December 31, 2017. For the twelve months ended December 31, 2017, the effective tax rate differs from the annual tax rate primarily due to federal corporate rate reduction, state income taxes, Canada's PTBI, and noncontrolling interests. The Company’s state tax expense was $1.3 million for the twelve months ended December 31, 2017. Our effective tax rate during the twelve months ended December 31, 2017 was 55.8%. The effective tax rate for 2017 net of the Tax Cuts and Jobs Act impact for the twelve months ended December 31, 2017 was 29.4%.

Noncontrolling Interest
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.
MEDICAL SEGMENT
REVENUES
The following table sets out our comparable changes in Medical Segment revenues and case volume for our facilities as of the twelve months ended December 31, 2017 and 2016 (in thousands, except case and per case data):

	Years ended December 31,
	Revenue (in thousands)		Number of Cases (1)		Revenue per Case (2)
	2017	2016	2017	2016	2017	2016

Hospitals	$204,686	$211,953	10,393	11,150	$19,695	$19,009
ASCs	41,782	39,846	7,458	7,829	5,602	5,090
Ancillary services	22,686	10,019	—	—	—	—
Clinic	12,888	2,824	—	—	—	—
Total	$282,042	$264,642	17,851	18,979	$15,800	$13,944
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Medical Segment increased by $17.4 million to $282.0 million or 6.6%, compared to $264.6 million in the prior corresponding period. Revenues increased primarily due to the acquisition of AZ Vein, HVC, DeRosa, the acquisition of a surgical license by Scottsdale Liberty Hospital to perform higher acuity cases receiving larger reimbursements in the current period, and a $12.7 million increase in ancillary services. The increase in Medical Segment revenues was partially offset by a $7.3 million loss in hospital revenue compared to the prior corresponding period. Two hospitals experienced a turnover of physicians that were large contributors to facility revenue based on the acuity of the cases they normally perform. The Company has managed to mitigate this loss by continuing to backfill these higher acuity cases from the Marketing Segment and continuing to develop new relationships through the efforts of its sales force. In addition, the devastation caused by Hurricane Harvey in the Greater Houston Area impacted the Company's operations during the third quarter at ten Nobilis Facilities in Southeast Texas. The market recovery time from this disaster extended into the fourth quarter.
Salaries and Benefits
Salaries and benefits for the Medical Segment increased by $11.3 million to $54.3 million or 26.4%, compared to $42.9 million in the prior corresponding period. Operating salaries and benefits increased primarily due to additional headcount related to organic growth of our ancillary services and new employees acquired during the AZ Vein, HVC, and DeRosa acquisitions. Excluding the acquisitions of AZ Vein, HVC, and DeRosa, the Medical Segment operating salaries and benefits decreased by $1.7 million to $40.3 million, or 4.1%, compared to $42.0 million in the prior corresponding period.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment decreased by $8.1 million to $48.9 million or 14.3%, compared to $57.0 million in the prior corresponding period. The decrease in drugs and supplies is a result of the decrease in volumes compared to the prior corresponding period. However, the Company experienced margin improvement as a result of increased utilization of GPO (Group Purchasing Organization) vendors, other national supply contracts negotiated by the Company and an increase in the utilization of surplus supply vendors.
Management measures the efficiency of drugs and supplies spend as a percent of associated revenues.

General and Administrative
General and administrative expense for the Medical Segment decreased by $1.7 million to $122.0 million or 1.3%, compared to $123.7 million in the prior corresponding period. The decrease in the Medical Segment general and administrative expense is primarily due to efficient cost management of sales expenses.
For the twelve months ended December 31, 2017, marketing expenses allocated to the Medical Segment decreased by $0.7 million to $27.4 million, compared to $28.1 million in the prior corresponding period. These marketing costs are allocated from our Marketing Segment for cases performed at Nobilis Facilities. As a result, there was a decrease in general and administrative costs within our Marketing Segment, discussed later herein. Our number of cases decreased year over year, resulting in smaller allocations of marketing expense from our Marketing Segment to our Medical Segment. In addition, the Marketing segment began to implement efficiencies in cost per acquisition with the hiring of key staff within the department and lowering overall expenses to be allocated to the Nobilis Facilities.
MARKETING SEGMENT
REVENUES
The following table set out our comparable changes in Marketing Segment revenue and case volumes for our facilities as of the twelve months ended December 31, 2017 and 2016 (in thousands, except cases and per case data):

	Years ended December 31,
	Revenues		Number of Cases (1)		Revenues
	(in thousands)				per Case (2)
	2017	2016	2017	2016	2017	2016

Marketing	$17,675	$21,102	906	962	$19,509	$21,936
Total	$17,675	$21,102	906	962	$19,509	$21,936
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Marketing Segment decreased by $3.4 million to $17.7 million or 16.1%, compared to $21.1 million in the prior corresponding period. This decrease in the revenues within the Marketing Segment is primarily related to lower case count with outside facilities.
Salaries and Benefits
Salaries and benefits for the Marketing Segment decreased by $0.2 million to $9.7 million or 1.5%, compared to $9.8 million in the prior corresponding period. The decrease is primarily related to a reduction in headcount during the second quarter of 2017.
General and Administrative
General and administrative expense for the Marketing Segment decreased by $0.9 million to $1.9 million or 31.8%, compared to $2.8 million in the prior corresponding period. Marketing costs are allocated to our Medical Segment for cases performed at Nobilis Facilities. The addition of key staff within the Marketing Segment has assisted the Company to implement cost efficiencies per acquisition.

Consolidated Statements of Income
Years-Ended December 31, 2016 and 2015
(in thousands)

	Years ended December 31,
	2016	2015
Revenues:
Patient and net professional fees	$264,211	$209,446
Contracted marketing revenues	13,346	13,106
Factoring revenues	8,187	6,664
Total revenues	285,744	229,216
Operating expenses:
Salaries and benefits	52,774	40,845
Drugs and supplies	57,011	37,365
General and administrative	126,848	79,422
Bad debt expense (recovery), net	(385)	3,557
Depreciation and amortization	8,539	4,531
Total operating expenses	244,787	165,720
Corporate expenses:
Salaries and benefits	6,974	6,597
General and administrative	18,897	22,648
Legal expenses	4,755	2,445
Depreciation	293	156
Total corporate expenses	30,919	31,846
Income from operations	10,038	31,650
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	(2,580)	(8,985)
Interest expense	3,999	1,597
Bargain purchase gain	—	(1,733)
Other (income) expense, net	(2,970)	34
Total other expense (income)	(1,551)	(9,087)
Income before income taxes and noncontrolling interests	11,589	40,737
Income tax expense (benefit)	4,487	(23,196)
Net income	$7,102	$63,933
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
Income Tax Expense (Benefit), Net
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

MEDICAL SEGMENT
REVENUES
The following table sets out our comparable changes in Medical Segment revenue and case volume for our facilities as of the year ended December 31, 2016 and 2015 (in thousands, except case and per case data):

	Years ended December 31,
	Revenue (in thousands)		Number of Cases (1)		Revenue per Case (2)
	2016	2015	2016	2015	2016	2015

Hospitals	$211,953	$126,567	11,150	5,356	$19,009	$23,631
ASCs and clinics	42,670	76,880	7,829	11,225	5,450	6,849
Ancillary services	10,019	2,283	—	—	—	—
Total	$264,642	$205,730	18,979	16,581	$13,944	$12,408
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
Salaries and Benefits
Salaries and Benefits for the Medical Segment increased by $12.2 million to $42.9 million, or 39.7% compared to $30.7 million from the prior corresponding period. Operating salaries and benefits increased primarily due to the acquisition of hospitals in 2015, AZ Vein, and the additional facility resources required to accommodate the increase in cases over prior year.
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
General and Administrative
General and administrative expense for the Medical Segment increased by $48.6 million to $123.7 million, or 64.7% compared to $75.1 million. The increase in the Medical Segment is due to an increase in marketing expenses, and operations associated with Medical Segment facilities, primarily due to the acquisition of hospitals in 2015, AZ Vein, and expenses associated with our new lab service line. In addition, during 2016 we increased our physician marketing expense by adding several new physicians to our direct-to-consumer marketing program in an effort to drive additional cases.
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
General and Administrative
General and administrative expense for the Marketing Segment decreased by $1.6 million compared to $4.3 million for the corresponding period. The decrease in the Marketing Segment's general and administrative expense is attributable to driving additional cases to our Nobilis Facilities.

Liquidity, Capital Resources and Financial Condition
Balance Sheet
The Company experienced material variances in certain balance sheet accounts as discussed herein.
Trade Accounts Receivable, net
Accounts receivable as of December 31, 2017, totaled $144.5 million, an increase of $19.6 million or 15.7%, compared to $125.0 million for the year-ended December 31, 2016. The increase is attributable to a longer collection cycle on hospital accounts receivable and our 2017 business acquisitions. Approximately 29% and 37% of annual revenues were recognized in the fourth quarter of 2017 and 2016, respectively. The decrease from our average range of 35% - 40% of annual revenues being recognized in the fourth quarter in seasonality is primarily related to adding clinics to our portfolio which smoothed revenues throughout the year, as well as a decrease in 2017 related to Hurricane Harvey where the market was significantly impacted in the Greater Houston area.
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
Cash at December 31, 2017 and 2016 were $22.5 million and $24.6 million, respectively.
As of December 31, 2017, net cash provided by operating activities increased by $24.8 million from the prior year. This increase was primarily attributable to increased revenues and improved operating margins in 2017. Net cash used for investing activities increased $44.2 million from the prior year which was primarily attributable to the purchase of Elite on November 15, 2017. Net cash used for financing activities increased by $8.4 million from the prior year primarily due to proceeds from the Term B Loan further discussed below.
As of December 31, 2017, the Company had consolidated net working capital of $97.6 million compared to $98.0 million as of December 31, 2016.
Debt
BBVA Credit Agreement
On October 28, 2016 the Company entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan A”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin of 4.75%. The effective rate for the Term Loan as of December 31, 2017 was 6.44%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021.
The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of December 31, 2017 was 6.11%. The maturity date of the Revolver is October 28, 2021. Additionally, Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. The Company executed Amendment No. 2 to the BBVA Credit agreement and exercised its option to extend our commitments. The Company created ("Term Loan B") and added $50 million in debt on November 15, 2017 (discussed further below). As of December 31, 2017, the outstanding balance on Term Loan A, Term Loan B and the Revolver were $50.5 million, $50.0 million and $18.0 million, respectively.
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
The Company entered into Amendment No. 2 to BBVA Credit Agreement, dated November 15, 2017, by and among Northstar Healthcare Acquisitions, L.L.C., a Delaware limited liability company and wholly owned subsidiary of Nobilis Health Corp., and Northstar Healthcare Holdings, Inc., a Delaware corporation, entered into the Amendment and certain subsidiaries of the Company. The purpose of the Amendment was to finance the aforementioned Elite acquisition, and thereby increased the aggregate principal amount by $50.0 million through issuance of the Term Loan B. Term Loan B bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin of 6.75%. The effective rate for the Term Loan as of December 31, 2017 was 8.17%. All outstanding principal on the Term Loan under the Credit Agreement matures on November 15, 2022.
The BBVA Compass Credit Agreement contains three financial covenants that are tested beginning on December 31, 2017. The consolidated leverage ratio may not exceed (i) 4.00 to 1.00 as of the last day of any fiscal quarter from December 31, 2017 through and including September 30, 2018 (ii) 3.75 to 1.00 from December 31, 2018 through and including September 30, 2019 (iii) 3.50 to 1.00 from December 31, 2019 and thereafter, subject to covenant holidays upon the occurrence of certain conditions. The consolidated modified fixed charge ratio must be at a minimum (i) 1.25 to 1.00 as of the last day of any fiscal quarter from September 30, 2017 through and including December 31, 2018 (ii) 1.30 to 1.00 from March 31, 2019 through and including December 31, 2019 (iii) 1.35 to 1.00 from March 31, 2020 and thereafter, subject to covenant holidays upon the occurrence of certain conditions.The consolidated fixed charge ratio must be at a minimum (i) 1.25 to 1.00 as of the last day of any fiscal quarter from September 30, 2017 through and including December 31, 2017 (ii) 1.10 to 1.00 from March 31, 2018 through and including December 31, 2019 (iii) 1.35 to 1.00 from March 31, 2020 and thereafter, subject to covenant holidays upon the occurrence of certain conditions.
As of December 31, 2017, the Company was in compliance with its covenants.
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
In February 2018, subsequent to the reporting period, the Company entered into a settlement agreement in connection with contract disputes that arose during the year with the sellers of the Company's acquisition of AZ Vein. This settlement resulted in the derecognition of certain liabilities, including the convertible note of $2.25 million discussed herein. See Note 3 - Business Acquisitions in Item 8. of this Report on Form 10-K herein for more information.
Convertible Promissory Note - HVC
In conjunction with our purchase of HVC, we entered into a $5.0 million convertible promissory note. The convertible promissory matures on March 8, 2019, bears interest at 5% per annum and is payable in two equal installments over a two-year period. The convertible promissory note (outstanding principal but excluding accrued and unpaid interest) can be converted into common shares of the Company (the "Conversion Shares"), at the sole discretion of the Company, on the maturity date. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the volume weighted average price of the common shares on the NYSE in the trailing ten trading days prior to the maturity date. There are no pre-payment penalties.
Convertible Promissory Note - Elite
In conjunction with our purchase of Elite, we entered into a $3.5 million convertible promissory note. The convertible promissory note matures on November 15, 2019, bears interest at 6.75% per annum and is payable in three installments over a two year period. The interest payments are due quarterly. The promissory note (outstanding principal but excluding accrued and unpaid interest) may be converted into common shares of the Company (the "Conversion Shares"), only upon the occurrence of both (i) default by Maker, as defined in the promissory note, and (ii) the election of the Sellers as defined in the promissory note. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the lesser of (i) the closing bid price of the common shares on the trading day immediately prior to the conversion date, or (ii) the volume weighted average price of the common shares on NYSE in the trailing ten trading days prior to the maturity date. There are no pre-payment penalties.

Contractual Obligations
As described in Note 10 - Accrued Liabilities and Other, Note 12 - Debt, Note 13 - Operating Leases and Note 14 - Capital Leases of the Notes to Consolidated Financial Statements, at December 31, 2017, we had certain cash obligations, which are due as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$126,988	$10,032	$14,500	$102,456	$—
Interest on long-term debt	35,755	8,142	14,963	12,650	—
Additional equity interest purchase obligations in conjunction with Elite acquisition	4,389	4,389	—	—	—
Capital leases	19,876	4,239	5,758	4,209	5,670
Operating leases	121,116	15,848	27,728	22,063	55,477
Total	$308,124	$42,650	$62,949	$141,378	$61,147
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements include the operating leases and unconditional purchase commitments disclosed in the “Liquidity and Capital Resources” section in the contractual obligations table above.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing activities. Our term loans and revolving credit lines carry terms with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2017, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.1 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2018.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Nobilis Health Corp.
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nobilis Health Corp. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2015.

Dallas, Texas
March 12, 2018

Nobilis Health Corp.
Consolidated Balance Sheets
December 31, 2017 and 2016
(in thousands, except share amounts)

	December 31, 2017	December 31, 2016
Assets
Current Assets:
Cash	$22,536	$24,572
Trade accounts receivable, net of allowance for bad debts of $2,598 and $750 at December 31, 2017 and 2016, respectively	144,522	124,951
Medical supplies	3,356	4,468
Prepaid expenses and other current assets	14,472	10,083
Total current assets	184,886	164,074
Property and equipment, net	51,559	36,723
Intangible assets, net	65,990	19,618
Goodwill	116,072	62,018
Deferred tax asset	9,951	21,652
Other long-term assets	2,580	1,350
Total Assets	$431,038	$305,435
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$24,312	$22,184
Accrued liabilities	35,393	30,145
Current portion of capital leases	3,249	3,985
Current portion of long-term debt	3,766	2,220
Current portion of convertible promissory note	4,250	—
Current portion of warrant and stock option derivative liabilities	—	3
Other current liabilities	16,324	7,561
Total current liabilities	87,294	66,098
Lines of credit	18,000	15,000
Long-term capital leases, net of current portion	12,667	12,387
Long-term debt, net of current portion	90,619	48,323
Convertible promissory note, net of current portion	4,250	2,250
Warrant and stock option derivative liabilities, net of current portion	384	899
Other long-term liabilities	3,036	3,999
Total liabilities	216,250	148,956
Commitments and contingencies
Contingently redeemable noncontrolling interest	17,161	14,304
Shareholders' Equity:
Common shares, no par value, unlimited shares authorized, 78,183,802 and 77,805,014 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Additional paid in capital	225,790	222,240
Accumulated deficit	(75,245)	(79,042)
Total shareholders’ equity attributable to Nobilis Health Corp.	150,545	143,198
Noncontrolling interests	47,082	(1,023)
Total shareholders' equity	197,627	142,175
Total Liabilities and Shareholders' Equity	$431,038	$305,435
The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Income
Years-Ended December 31, 2017 and 2016 and 2015
(in thousands, except share and per share amounts)

	Years ended December 31,
	2017	2016	2015

Revenues:
Patient and net professional fees	$282,240	$264,211	$209,446
Contracted marketing revenues	8,208	13,346	13,106
Factoring revenues	9,269	8,187	6,664
Total revenues	299,717	285,744	229,216
Operating expenses:
Salaries and benefits	63,809	52,774	40,845
Drugs and supplies	48,876	57,011	37,365
General and administrative	124,024	126,848	79,422
Bad debt expense (recovery), net	2,402	(385)	3,557
Depreciation and amortization	11,260	8,539	4,531
Total operating expenses	250,371	244,787	165,720
Corporate expenses:
Salaries and benefits	11,706	6,974	6,597
General and administrative	12,839	18,897	22,648
Legal expenses	2,149	4,755	2,445
Depreciation	343	293	156
Total corporate expenses	27,037	30,919	31,846
Income from operations	22,309	10,038	31,650
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	(432)	(2,580)	(8,985)
Interest expense	6,007	3,999	1,597
Bargain purchase gain	—	—	(1,733)
Other (income) expense, net	(6,547)	(2,970)	34
Total other expense (income)	(972)	(1,551)	(9,087)
Income before income taxes and noncontrolling interests	23,281	11,589	40,737
Income tax expense (benefit)	13,000	4,487	(23,196)
Net income	10,281	7,102	63,933
Net income attributable to noncontrolling interests	6,484	653	13,093
Net income attributable to Nobilis Health Corp.	$3,797	$6,449	$50,840
Net income per basic common share	$0.05	$0.08	$0.76
Net income per fully diluted common share (treasury stock method)	$0.05	$0.08	$0.68
Net income per fully diluted common share (if converted method)	$0.05	$0.08	N/A
Weighted average shares outstanding (basic)	77,852,752	76,453,128	67,015,387
Weighted average shares outstanding (fully diluted - treasury stock method)	78,188,597	77,562,495	75,232,783
Weighted average shares outstanding (fully diluted - if converted method)	80,484,331	76,453,128	N/A
The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Changes in Equity
Years-Ended December 31, 2017, 2016 and 2015
(in thousands, except share amounts)

	Common Stock
	Shares	Additional Paid In Capital	Accumulated Deficit	Equity Attributable to Nobilis Health Corp.	Equity (Deficit) Attributable to Noncontrolling Interests	Total Equity	Contingently Redeemable Noncontrolling Interests
BALANCE - January 1, 2015	59,418,227	$176,356	$(136,687)	$39,669	$4,133	$43,802	$12,867
Net income	—	—	50,840	50,840	2,226	53,066	10,867
Deconsolidation of investment	—	(613)	356	(257)	307	50	—
Proceeds from private equity offering	4,029,668	15,598	—	15,598	—	15,598	—
Acquisition of Peak	89,749	650	—	650	—	650	—
Acquisition of Scottsdale Liberty	—	—	—	—	1,532	1,532	—
Athas settlement	3,830,638	(5,685)	—	(5,685)	—	(5,685)	—
Measurement period adjustments	—	—	—	—	2,807	2,807	—
Distributions to noncontrolling interests	—	—	—	—	(3,489)	(3,489)	(11,509)
Vesting of restricted stock	2,725,000	—	—	—	—	—	—
Reclassification of vested non-employee stock options	—	(1,531)	—	(1,531)	—	(1,531)	—
Exercise of stock warrants	3,134,909	13,392	—	13,392	—	13,392	—
Exercise of stock options	447,788	521	—	521	—	521	—
Share-based compensation, net	—	13,139	—	13,139	—	13,139	—
BALANCE - December 31, 2015	73,675,979	211,827	(85,491)	126,336	7,516	133,852	12,225
Net income (loss)	—	—	6,449	6,449	(4,955)	1,494	5,606
Distributions to noncontrolling interests	—	—	—	—	(3,532)	(3,532)	(3,527)
Additional ownership Interest in subsidiary	—	52	—	52	(52)	—	—
AZ Vein share consideration	750,000	2,250	—	2,250	—	2,250	—
Vesting of restricted stock	2,000,000	—	—	—	—	—	—
Reclassification of vested non-employee stock options	—	(533)	—	(533)	—	(533)	—
Exercise of stock warrants	95,285	130	—	130	—	130	—
Exercise of stock options	1,283,750	2,322	—	2,322	—	2,322	—
Share-based compensation, net	—	6,192	—	6,192	—	6,192	—
BALANCE - December 31, 2016	77,805,014	222,240	(79,042)	143,198	(1,023)	142,175	14,304
Net income	—	—	3,797	3,797	3,627	7,424	2,857
Distributions to noncontrolling interests	—	—	—	—	(2,646)	(2,646)	—
Acquisition of Elite	378,788	500	—	500	47,124	47,624	—
Share consideration for acquisition of Elite	—	235	—	235	—	235	—
Reclassification of vested non-employee stock options	—	109	—	109	—	109	—
Share-based compensation, net	—	2,706	—	2,706	—	2,706	—
BALANCE - December 31, 2017	78,183,802	$225,790	$(75,245)	$150,545	$47,082	$197,627	$17,161
The accompanying notes are an integral part of the consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,281	$7,102	$63,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,603	8,832	4,687
Provision (recoupment) for bad debts, net	2,402	(385)	3,557
Share-based compensation	2,706	6,192	13,139
Change in fair value of warrant and stock option derivative liabilities	(432)	(2,580)	(8,985)
Deferred income taxes	11,701	3,383	(25,035)
Impairment charges	1,500	688	1,622
Recoupment indemnified expenses	—	—	(1,700)
Gain on sale of property and equipment	—	(265)	—
Gain on derecognition of liabilities through settlement	(3,711)	—	—
Gain on bargain purchase of a business	—	—	(1,733)
Loss (earnings) from equity method investment	108	(938)	—
Amortization of deferred financing fees	734	1,034	99
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	(14,737)	(28,517)	(51,673)
Medical supplies	1,407	216	(1,469)
Prepaid expenses and other current assets	(4,042)	(7,106)	6,966
Other long-term assets	(219)	(6)	(402)
Trade accounts payable and accrued liabilities	5,010	11,031	925
Other current liabilities	2,400	1,293	3,441
Other long-term liabilities	(321)	508	(657)
Distributions from equity investments	—	1,085	—
Net cash provided by operating activities	26,390	1,567	6,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,152)	(5,541)	(4,380)
Investment in associate	—	—	(138)
Purchase of equity method investment	—	(609)	—
Note receivable, net	—	150	(197)
Acquisitions, net of cash acquired	(62,268)	(17,239)	(6,765)
Deconsolidation of imaging centers and urgent care clinic	—	—	(166)
Net cash used for investing activities	(67,420)	(23,239)	(11,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(2,646)	(7,059)	(14,998)
Proceeds from exercise of stock options	—	2,322	521
Proceeds from exercise of stock warrants	—	130	4,342
Proceeds from private placement	—	—	28,395
Payments on capital lease obligations	(4,467)	(3,613)	(1,565)

Proceeds from line of credit	3,000	23,213	4,500
Payments from line of credit	—	(11,213)	(6,920)
Proceeds from debt	50,000	58,940	20,000
Payments on debt	(2,013)	(29,713)	(20,584)
Deferred financing fees	(4,880)	(2,429)	(662)
Net cash provided by financing activities	38,994	30,578	13,029

NET (DECREASE) INCREASE IN CASH	(2,036)	8,906	8,098
CASH — Beginning of year	24,572	15,666	7,568
CASH — End of year	$22,536	$24,572	$15,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,970	$2,798	$1,236
Cash paid for taxes	$1,737	$5,852	$427

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash deconsolidation of property and equipment	$—	$—	$2,828
Non-cash deconsolidation of goodwill	$—	$—	$701
Stock consideration given in conjunction with acquisitions	$735	$2,250	$650
Capital lease obligations	$4,486	$1,828	$12,969
Convertible promissory note	$8,500	$2,250	$—
Athas settlement in lieu of contingent shares	$—	$—	$5,685
The accompanying notes are an integral part of the consolidated financial statements.

NOBILIS HEALTH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and as otherwise noted)
NOTE 1 - COMPANY DESCRIPTION
Nobilis Health Corp. (“Nobilis” or the “Company”) was incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act. On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. The Company owns and manages health care facilities in the States of Texas and Arizona, consisting primarily of specialty surgical hospitals, ambulatory surgery centers (ASCs) and multi-specialty clinics. The Company's service offerings within the health care industry include providing contracted marketing services and accounts receivable factoring.
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

Revenue Recognition
Patient and Net Professional Fees - Patient and net professional fees are reported at the estimated net realizable amounts from third-party payors, patients and others for services rendered at the health facilities we operate and consist primarily of fees for the use of our facilities. These revenues also include management fees from locations we manage because the revenues are derived from third-party payers, patients, and other. Such revenues are recognized when the ultimate collection is estimable and reasonably assured, which typically is when the related medical procedures are performed. Net patient revenues are stated at the ultimate amounts expected to be collected (net of any patient discounts and contractual and other adjustments of third-party payors). Our revenues exclude any amounts billed for physicians’ services, which are billed separately by the physicians to the patient or third-party payor.
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
The Company also manages healthcare facilities that recognize patient and net professional fees for the services they provide. The Company earns management fees based on a percentage of collections of the facilities, less certain expenses incurred by the facilities. The Company acts as an agent in these scenarios and recognizes revenues on a net basis. The net revenues are earned in the same manner and timing as net patient service revenues discussed above.
Contracted Marketing Revenues - Contracted marketing revenue is comprised of payments from specialty surgical hospitals, ASC’s and other ancillary service providers through marketing services agreements. The services include licensing, marketing, patient intake, and upfront education services. Revenue is recognized on a gross basis upon the performance of the marketing service and corresponding medical procedure when ultimate collection is measurable and reasonably assured.
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
Advertising and Marketing Costs
Advertising costs are expensed as they are incurred. Advertising expense for the years ended December 31, 2017, 2016 and 2015 was $37.4 million, $43.8 million, and $35.0 million, respectively. The Company utilizes many media outlets for marketing to patients which include internet, TV, radio, print, seminar and billboard advertising. Advertising and marketing expense is recorded within both the operating expenses: general and administrative and corporate costs: general and administrative line items within the consolidated statements of income.
Cash
Cash is defined as cash on-hand and demand deposits. The Company maintains its cash in various financial institutions, which at times may exceed federally insured amounts. At December 31, 2017 and 2016, our cash deposits exceeded such federally insured limits. Management believes that this risk is not significant. We have not experienced any losses in such accounts, and we believe we are not exposed to any significant credit risks on cash.
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

Medical Supplies
Medical supplies consist of various surgical supplies and medications and are carried at the lower of cost or market using the first-in, first-out method. The market value of inventories is determined based on the estimated selling price in the ordinary course of business less the estimated costs of sale, and a reasonable profit margin based on the effort required to sell the inventories. The Company had no write-downs in the carrying amounts of medical supplies inventories for the years ended December 31, 2017, 2016, or 2015.
Property and Equipment, net
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
Indefinite-lived intangible assets consisting of trade names, trademarks, and Medicare and hospital licenses, are not amortizable; however, are evaluated for impairment on an annual basis. Intangible assets subject to amortization, which consist of non-compete agreements, internally developed software, hospital management agreements, trade secret methodology, trade names, and customer relationships, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the asset’s estimated useful life. The estimated useful lives of our intangibles are as follows:

Intangible Asset	Estimated Useful Lives (in years)

Non-compete agreements	2-10
Internally developed software	5
Hospital management agreements	10-12
Trade secret methodology	10
Physician relationships	20
Trade names	8
Customer relations	12
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
Under the equity method of accounting, the carrying amount of the investment is adjusted each reporting period for the Company’s pro rata share of investee’s earnings (which also are reflected in other expense (income) in the Company’s consolidated statements of income) and any distributions received. Cost-method investments are stated at cost, adjusted only to reflect any other-than-temporary impairment in value or return of the capital invested through a distribution or disposition. Earnings on cost-method investments, if any, are recognized in other expense (income) when dividends or other distributions of earnings are declared.
Investments in unconsolidated affiliates are reviewed for impairment at least annually and any impairment loss that is other than temporary is recognized in the consolidated statements of earnings, with no future recovery in value recognized.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A deferred tax asset will be reduced by a valuation allowance when, based on the Company’s estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income.

The Company accounts for uncertain income tax positions in accordance with the accounting guidance in Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) Topic 740, Income Taxes.  Using that guidance, tax positions are recognized by the Company in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities.  The Company’s policy is to recognize interest and penalties accrued on any uncertain income tax benefits as a component of income tax expense.
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
Leases
Certain leases to which the Company is party as a lessee are classified as capital leases whenever the terms of the lease transfer to the Company substantially all of the risks and rewards of ownership. Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments made under operating leases (net of any incentives received from the lessor) are charged to the consolidated statements of income on a straight-line basis over the period of the lease as rent expense.
Foreign Currency
The Company has no significant business operations outside the United States and, therefore, the functional currency and the local currency for its business operations is the U.S. Dollar (“USD”). The accompanying consolidated statements are also presented in USD, the Company’s reporting currency.
From time to time monetary assets and liabilities may be denominated in foreign currency, and, if so, will be translated at the exchange rate in effect as of the balance sheet date, with resulting gains or losses included within the consolidated statements of income. Revenues and expenses denominated in foreign currencies are translated into USD at the average foreign currency exchange rate for the period.
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
In the past, the Company has issued stock-based awards to non-employees. The fair value of these option awards is estimated when the award recipient completes the contracted professional services. The Company recognizes expense for the estimated total value of the awards during the period from their issuance until performance completion, at which time the estimated expense is adjusted to the final value of the award as measured at performance completion. Because our non-employee stock options were issued with exercise prices denominated in Canadian Dollars, upon performance completion, their fair values are reclassified from equity to liabilities and remeasured to fair value each reporting period, with remeasurement gains and losses recognized in other expense (income) in our consolidated statements of income.
Net Income per Common Share
We calculate net income per common share by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the period. Fully diluted income per share is computed using the weighted average number of common and potential common shares outstanding during the period. Potential common shares include those that may be issued upon redemption of units granted under the Company’s restricted stock unit and Share Option Plans or shares issued upon conversion of convertible debt.
Segment Reporting
The Company reports segment information based on how the chief operating decision maker, along with other members of management, organize and utilize financial and operational data in determining how to allocate resources and assess performance.
The Company’s business lines are classified into two reportable business segments outside of corporate which include a Medical Segment and a Marketing Segment. The Medical Segment provides the operation or management of specialty surgical hospitals, outpatient facilities and other related health care services. The Marketing Segment provides direct-to-consumer marketing efforts which educate patients on their healthcare options. Factoring activities are included in the Marketing Segment, as such activities only pertain to patient services that result from the Company’s Marketing Segment efforts.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The amendment provides guidance to the Company in relation to the disclosure of the impact that ASU 2014-09, ASU 2016-02 and ASU 2016-13 will have on the Company’s financial statements when adopted. The Company does not expect that the adoption of this update has or will have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805): Clarifying the Definition of a Business. This amendment clarifies the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for the transactions that occur before the issuance date or effective date of the amendment, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company does not expect that the adoption of this update will have a material impact on our consolidated financial statements.
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
In March 2016,the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.   Under the new guidance in ASU 2016-09, companies can continue to estimate forfeitures or they can elect to account for forfeitures as they occur by reversing compensation cost when the award is forfeited. If a company elects to account for forfeitures as they occur, they will still be required to estimate forfeitures when issuing replacement awards in a business combination or when awards are modified.
The Company elected to continue to estimate forfeitures.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. This update changes how entities account for and measure the fair value of certain equity investments and updates the presentation and disclosure of certain financial assets and liabilities. This new ASU is effective for annual and interim periods beginning on or after December 15, 2017, and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements.
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the consolidated statements of cash flows and accounting for income taxes. Specifically, the ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the consolidated statements of income, introducing a new element of volatility to the provision for income taxes. ASU 2016-09 is effective on January 1, 2017, with early adoption permitted. The Company adopted this ASU in the first quarter of 2017. This adoption did not have an impact on the Company's financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. This standard clarifies the accounting and application of modifications to terms and conditions of share-based payment awards. This new ASU, based on meeting certain fair market value, classification and vesting conditions, includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Early adoption is permitted, including adoption in any interim period. The Company adopted this ASU in the second quarter of 2017. This adoption did not have an impact on the Company's financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer, which provides clarity related to ASU 2014-09 regarding identifying performance obligations and licensing implementation. The standard has the same effective date as ASU 2014-09 described above.

In May 2016, the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides narrow scope improvements and practical expedients related to ASU 2014-09. The purpose of this standard is to clarify certain narrow aspects of ASU 2014-09, such as assessing the collectability criterion, presentation of sales taxes, and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition, and technical correction. The standard has the same effective date as ASU 2014-09 described above.

In December 2016, the FASB issued ASU 2016-20: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this standard affect narrow aspects of guidance issued in ASU 2014-09. The standard has the same effective date as ASU 2014-09 described above.

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The amendment delays the mandatory adoption of Topic 606 and Topic 842 for certain entities, revises the guidance related to performance-based incentive fees in Topic 605 and revises the guidance related to leases in Topic 840 and Topic 842. The revisions to the lease guidance eliminate language specific to certain sale-leaseback arrangements, guarantees of lease residual assets and loans made by lessees to owner-lessors. Also included is an amendment to Topic 842 to retain the guidance in Topic 840 covering the impact of changes in tax rates on investments in leveraged leases. This guidance, which is effective immediately, generally relates to the adoption of Topic 606 and Topic 842. The Company does not expect the amendments will impact our consolidated financial statements.

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to the Staff Accounting Bulletin (“SAB”) No. 116 and SEC Release No. 33-10403. This ASU amended, superseded and added certain SEC paragraphs in Topic 220, Topic 605 and Topic 606 to reflect the August 2017 issuance of SEC Staff Accounting Bulletin (SAB) 116 and SEC Release No. 33-10403. The SEC staff issued SAB 116 to align its revenue guidance with Accounting Standards Codification (ASC) 606. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted.

The Company has completed our evaluation of the new revenue standard and has adopted and elected the modified retrospective method of ASC 606 in the first quarter of 2018. The adoption of this standard will require the Company to expand its current revenue disclosures, however, will not have a material impact on financial results.

Disclosure of qualitative and quantitative measures will be disclosed in our footnotes inside our first quarterly filing after adoption. These disclosures will explain in depth our different revenue sources and certain information about them including any impact on our current processes or controls. The disclosure rules require us to disaggregate revenues to provide a clearer view into how the Company earns revenues, as well as provide information regarding the nature, amount, timing, and uncertainty and cash flows arising from contracts with customers. This disclosure will be continuously monitored for changes. The Company is currently preparing drafts of the new revenue disclosures for our revenue recognition steering committee that will be provided in the first quarter of 2018.
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
2017 Transactions:
Elite Management Companies
On November 15, 2017, pursuant to four separate Membership Interest Purchase Agreements (the “Purchase Agreements”), Northstar Healthcare Surgery Center - Houston, LLC ("NHSC") and Nobilis Health Corp. (the "Company"), (NHSC and the Company are each a "Buyer" and collectively "Buyers") and Elite Surgical Affiliates (ESA) and other membership interests, (Elite and other membership interests are each a "Seller" and collectively "Sellers") finalized the Purchase Agreements dated as of November 15, 2017 ("Elite Transaction"). The Company purchased ownership interests in Elite Sinus Spine and Ortho LLC, Elite Center for Minimally Invasive Surgery, LLC, Houston Metro Ortho and Spine Surgery Center LLC and Elite Hospital Management LLC (collectively the "Management Companies", “Elite” or "Elite Management Companies").

The Company purchased Elite for approximately $64.7 million, comprised of $53.6 million in cash, $4.4 million as contractual obligation to purchase additional equity interests, $3.5 million in the form of a convertible promissory note, $2.5 million in form of escrow and $0.7 million in shares of common stock and stock options in order to acquire 53.8% of the Sellers’ ownership interests in Management Companies responsible for three ambulatory surgery centers and one surgical hospital in the greater Houston area. Under U.S. GAAP our equity position effectively increased 3.7% from 50.1% to 53.8% due to an obligation to purchase ESA's 15.1 remaining equity units within the first year after the acquisition date for a fixed price of $4.4 million. As a result, noncontrolling interest is 46.2%. The noncontrolling interest was measured using Finnerty's (2012) Average-Strike Put Option Model (the "Finnerty Model") at its acquisition-date fair value and incorporates the discount for lack of marketability. The Finnerty Model assumes that the put option is struck at the average price of the stock over the period from valuation date to expiration date.

The $2.5 million in escrow was held back and is subject to certain indemnification provisions. On the twelve-month anniversary of closing, 100% of the amount held back, less any amounts paid as, or claimed as, indemnification, will be paid to the Sellers.

As a result of the acquisition, the Company has recognized $46.1 million of goodwill within our Medical Segment, of which, $27.4 million is expected to be deducted for tax purposes. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded case volume as well as the access to additional physicians.
Subsequent to the acquisition date of November 15, 2017, Elite had $5.9 million in net revenues and net income of $2.7 million which is included in the Company’s consolidated statement of income for the year ended December 31, 2017.
The costs related to the transaction were $0.3 million and were expensed during the year ended December 31, 2017. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of income for the year ended December 31, 2017.
The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company's acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is still in the process of assessing the fair value of trade accounts receivable, property and equipment, intangibles, goodwill, leases and working capital adjustment. The Company expects to finalize our analysis during 2018. For the Elite intangible assets, we used the multi-period excess earnings method to estimate the fair value of the hospital department management agreements, the with-and-without method to estimate the fair value of a noncompete agreement, and the relief-from-royalty method to estimate the fair value of the trade name. This are included within the intangible assets balance in the table below. To evaluate the contract value of the acquired accounts receivable, we compared historical trended accrued revenue and collections to determine the appropriate amount to record at time of acquisition.

The following table summarizes the preliminary fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

Management Companies Combined	November 15, 2017

Net assets acquired:
Cash	$150
Trade accounts receivable	6,490
Prepaid expenses and other current assets	145
Property and equipment	11,225
Other long-term assets	1,057
Goodwill	46,069
Intangible assets	47,905
Total assets acquired	$113,041

Net liabilities assumed:
Trade accounts payable	$499
Accrued liabilities	674
Total liabilities assumed	$1,173

Consideration:
Cash	$53,620
Noncontrolling interests	47,124
Future obligation - payment for additional equity interests	4,389
Convertible promissory note	3,500
Escrow	2,500
Stock issued	500
Stock options issued	235
Total consideration	$111,868
DeRosa Medical, P.C. ("DeRosa")
On September 13, 2017, the Company purchased DeRosa in exchange for $0.9 million in cash. DeRosa adds three additional primary care clinics to Nobilis' health network. As a result of the acquisition, the Company has recognized $0.7 million of goodwill within our Medical Segment, of which, 100% is expected to be deductible for tax purposes. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group.
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
Buyer received substantially all of the operating assets of Sellers in exchange for an aggregate purchase price of approximately $13.6 million, comprised of $8.3 million in cash, $5.0 million in the form of a convertible promissory note and an additional $0.3 million purchase price increase related to a working capital adjustment. More information about the convertible promissory note is discussed in Note 12 - Debt.
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

As a result of the acquisition, the Company has recognized $8.3 million of goodwill within our Medical Segment, of which, 100% is expected to be deducted for tax purposes. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group.
HVC had net revenues and net loss for the year ended December 31, 2017 of $11.7 million and $(2.0) million, respectively.
The costs related to the transaction were nominal and were expensed during the year ended December 31, 2017. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of income for the year ended December 31, 2017.
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
2016 Transactions:
Arizona Vein and Vascular
On October 28, 2016, the Company acquired Arizona Vein and Vascular Center, LLC (AVVC) and its four affiliated surgery centers operating as Arizona Center for Minimally Invasive Surgery, LLC (ACMIS), (collectively, “AZ Vein”) from Dr. L. Philipp Wall, M.D., for a total purchase price of $22.3 million comprised of $17.5 million in cash, $2.25 million in Nobilis common shares, $2.25 million in the form of a convertible promissory note, $0.1 million earn-out arrangement to be paid in cash based on a trailing 12 month earnings before interest, income taxes, depreciation and amortization (EBITDA) of AZ Vein and the purchased assets and an additional $0.2 million purchase price increase related to a working capital adjustment. More information about the convertible promissory note is discussed in Note 12 - Debt.

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
As a result of the acquisition, the Company has recognized $16.1 million of goodwill within our Medical Segment, of which, 100.0% is expected to be deducted for tax purposes. The Company believes that the goodwill is primarily comprised of the business opportunities to be gained through the expanded geographical coverage as well as the access to a new physician group.
AZ Vein had net revenues and net (loss) for the year ended December 31, 2017, of $4.4 million and $(9.2) million, respectively.
The costs related to the transaction were $0.3 million and were expensed during the year ended December 31, 2016. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of income for the year ended December 31, 2016.

The Company incurred expenses related to certain representations and warranties that were provided in the agreement and incurred damages. The Company estimated in 2017 that no amounts would be paid to Dr. Wall under the hold back or promissory note. The changes are not reflected in the opening balance sheet below and the $3.5 million is included in other income in our consolidated statements of income for the year ended December 31, 2017. In February 2018, subsequent to the reporting period, the Company entered into a settlement agreement in connection with contract disputes that arose during the year with the seller of the Company's acquisition of AZ Vein.

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
Unaudited Supplemental Pro Forma Information - 2017
The following table presents the unaudited pro forma results of the Company as if the 2017 business combinations previously discussed had been made on January 1, 2016. The pro forma information is based on the Company’s consolidated statements of income for the years ended December 31, 2017 and 2016. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.
The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of the Company to include historical results of the 2017 acquired businesses described above and was then adjusted: (i) to increase amortization expense resulting from intangible assets acquired; (ii) to reduce interest expense from debt which was retained by the seller upon acquisition of the respective businesses and concurrently increase the Company's interest expense based upon the purchase price; and (iii) to increase depreciation expense for the incremental increase in the value of property and equipment acquired; (iv) to decrease expenses for management services which were provided by the preceding parent entity and to concurrently increase expenses for management services which are now provided by the Company; (v) to adjust earnings per share to reflect the common shares issued as part of the purchase consideration. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from these acquisition.
The following table shows our pro forma results for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	2017	2016

Revenue	$336,586	$346,158
Income from operations	$39,420	$34,263
Net income attributable to Nobilis Health Corp.	$7,808	$12,723
Net income per basic common share	$0.10	$0.17
Unaudited Supplemental Pro Forma Information - 2016
The following table presents the unaudited pro forma results of the Company as if the 2016 business combination previously discussed had been made on January 1, 2015. The pro forma information is based on the Company’s consolidated statements of income for the years ended December 31, 2016 and 2015. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.
The unaudited supplemental pro forma financial information presented below has been prepared by adjusting the historical results of the Company to include historical results of the 2016 acquired business described above and was then adjusted: (i) to increase amortization expense resulting from the intangible assets acquired; (ii) to adjust earnings per share to reflect the common shares issued as part of the purchase consideration; (iii) to reduce interest expense from debt which was retained by the seller upon acquisition of the respective businesses; (iv) to adjust the carrying value of net property and equipment to its fair value and to increase depreciation expense for the incremental increase in the value of property and equipment; (v) to decrease expenses for management services which were provided by the preceding parent entity and to concurrently increase expenses for management services which are now provided by the Company; and (vi) to adjust noncontrolling interest to properly reflect the minority ownership percentages which were not purchased by the Company. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from these acquisition.
The following table shows our pro forma results for the year ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Year ended December 31,
	2016	2015

Revenue	$299,944	$253,624
Income from operations	$13,135	$30,903
Net income attributable to Nobilis Health Corp.	$8,052	$52,868
Net income per basic common share	$0.08	$0.77
NOTE 4 - INVESTMENTS IN ASSOCIATES

In March 2016, the Company acquired a 58% interest in Athelite Holdings LLC ("Athelite"), a holding company with a 70% interest in Dallas Metro Surgery Center LLC ("Dallas Metro"), a company formed to provide management services to a hospital outpatient department. In April 2016, Athelite interest in Dallas Metro was reduced to 62%. The Athelite investment is accounted for as an equity method investment as the Company did not obtain the necessary level of control for the investment to be accounted for as a business combination. This is due to the fact that the Company does not have the ability to directly appoint a majority of the board members of Dallas Metro or independently make strategic operational decisions. The carrying value as of December 31, 2017 was $0.4 million. The investment is classified as other long-term assets in the consolidated balance sheets.

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

Market risk
Market risk is the risk that the fair value of future cash flows of the financial instruments will fluctuate due to changes in interest rates and/or foreign currency exchange rates.

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

Concentrations
The following tables set forth certain information with respect to the Company’s payor concentration. Patient and net professional fee revenues by payor are summarized below for the applicable periods:

MEDICAL SEGMENT

Payors	2017	2016	2015

Private insurance and other private pay	97.3%	96.6%	95.5%
Workers compensation	1.5%	3.0%	4.1%
Medicare	1.2%	0.4%	0.4%
Total	100%	100%	100%

MARKETING SEGMENT

Payors	2017	2016	2015

Private insurance and other private pay	100.0%	100.0%	100.0%
Workers compensation	0.0%	0.0%	0.0%
Medicare	0.0%	0.0%	0.0%
Total	100%	100%	100%

CONSOLIDATED SEGMENTS

Payors	2017	2016	2015

Private insurance and other private pay	97.5%	97.1%	95.6%
Workers compensation	1.4%	2.6%	4.0%
Medicare	1.1%	0.3%	0.4%
Total	100%	100%	100%

Four facilities represent approximately 96% of the Company’s contracted marketing revenue for the year-ended December 31, 2017, and four facilities represent approximately 95% of the Company’s contracted marketing accounts receivable as of December 31, 2017.
NOTE 6 - TRADE ACCOUNTS RECEIVABLE
A detail of trade accounts receivable, net as of December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Trade accounts receivable	$140,580	$121,599
Allowance for doubtful accounts	(2,598)	(750)
Receivables transferred	—	(309)
Receivables purchased	6,540	4,411
Trade accounts receivable, net	$144,522	$124,951
Accounts receivable related to accounts greater than 365 days was $20.4 million and $0.6 million for the years ending December 31, 2017 and 2016, respectively.
Bad debt expense was $2.4 million, $0.8 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

A detail of allowance for doubtful accounts as of December 31, 2017 and 2016 is as follows (in thousands):

	Balance at Beginning of Period	Costs and Expenses	Recovery	Write-offs, net (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2017	$(750)	$(2,402)	$—	$554	$(2,598)
Year ended December 31, 2016	$(5,165)	$(750)	$1,135	$4,030	$(750)
(1) Adjudication of previously recorded allowance for doubtful accounts
From time to time, we transfer to third parties certain of our accounts receivable payments on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of December 31, 2017 and 2016, there remained a balance of nil and $0.3 million, respectively, in transferred receivables pursuant to the terms of the original agreement.
For the years ended December 31, 2017, 2016 and 2015, the Company received advanced payments of nil, $0.6 million and $1.7 million, respectively. During the same time period, the Company transferred nil, $5.2 million and $7.6 million of receivables, net of advancement of payment. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.
Athas Health, LLC ("Athas"), Nobilis Health Network Specialist Group, PLLC (NHNSG), Premier Health Specialists, LLC ("Premier") and NH Clinical Services, PLLC ("NH Clinical) purchase receivables from physicians, at a discount, on a non-recourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 50 to 60 days after the accounts are billed. These purchased receivables are billed and collected by Athas, NHNSG, Premier and NH Clinical and they retain 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables.
Gross revenue from purchased receivables was $16.6 million, $15.8 million and $11.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Revenue, net of the discounted purchase price, was $9.3 million, $8.7 million and $6.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Accounts receivable for purchased receivables was $6.5 million and $4.4 million for the years ended December 31, 2017 and 2016, respectively. Revenue from receivables purchased is recorded in the factoring revenue line item within the consolidated statements of income.

NOTE 7 - PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016

Telephone equipment	$411	$374
Computer hardware	2,363	1,863
Computer software	4,031	2,824
Furniture and office equipment	2,395	1,726
Medical equipment	41,287	28,158
Leasehold improvements	17,689	8,605
Building	12,607	12,520
Construction in progress	617	859
	81,400	56,929
Less: accumulated depreciation	(29,841)	(20,206)
Property and equipment, net	$51,559	$36,723
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $9.7 million, $7.1 million, and $3.7 million, respectively.

NOTE 8 - INTANGIBLE ASSETS
Intangible assets at December 31, 2017 and 2016 consist of the following (in thousands):

	December 31, 2017					December 31, 2016
	Historical Cost	Additions	Accumulated Amortization	Accumulated Impairment	Net Book Value	Historical Cost	Additions	Accumulated Amortization	Accumulated Impairment	Net Book Value
Finite Life
Non-compete agreements	$2,961	$1,009	$1,671	$—	$2,299	$2,761	$200	$1,258	$—	$1,703
Internally developed software	1,980	—	1,221	—	759	1,980	—	825	—	1,155
Hospital management agreements	—	45,905	368	—	45,537	—	—	—	—	—
Trade secret methodology	5,620	—	1,733	—	3,887	5,620	—	1,170	—	4,450
Physician relationships	2,800	—	467	—	2,333	2,800	—	327	—	2,473
Tradenames	—	1,200	20	—	1,180	—	—	—	—	—
Customer relationships	500	—	108	—	392	500	—	66	—	434

Indefinite Life
Tradenames	2,260	1,700	—	900	3,060	1,160	1,100	—	—	2,260
Trademark	5,610	—	—	600	5,010	5,610	—	—	—	5,610
Medicare license	8,498	—	—	7,401	1,097	8,498	—	—	7,401	1,097
Hospital license	436	—	—	—	436	36	400	—	—	436
Total	$30,665	$49,814	$5,588	$8,901	$65,990	$28,965	$1,700	$3,646	$7,401	$19,618

Amortization expense was $1.9 million, $1.7 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2017 is as follows (in thousands):

Year ending December 31,
2018	$6,567
2019	6,335
2020	5,584
2021	5,584
2022	5,584
Thereafter	26,733
Total	$56,387

The weighted average remaining useful life of finite lived intangibles at December 31, 2017 was 9.8 years.

The weighted average remaining useful life of our hospital management agreements at December 31, 2017 was 10.1 years.

During our annual impairment test of indefinite lived intangible assets, it was determined tradenames related to our Medical Segment and Marketing Segment were impaired for $0.9 million, and $0.6 million, respectively, in the fourth quarter of 2017. The Company used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate applied to the forecast revenue stream. The impairments are a result of increasing costs and lower projected volumes in business associated with specific tradenames and trademarks.

The impairments are within other expense in our consolidated statements of income.

NOTE 9 - GOODWILL
The following tables provide information on changes in the carrying amount of goodwill, which is included in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Cost	$254,515	$200,461
Accumulated impairment losses	(138,443)	(138,443)
Total	$116,072	$62,018

Cost	2017	2016
BALANCE - beginning of period	$200,461	$183,276
Business combinations:
AZ Vein	—	17,185
AZ Vein measurement period adjustment	(1,040)	—
Elite Management Companies	46,069	—
HVC	8,329	—
DeRosa	696	—
Total cost	$254,515	$200,461

Accumulated impairment
BALANCE - beginning of period	$(138,443)	$(138,443)
Impairment charges during the period	—	—
Total accumulated impairment	$(138,443)	$(138,443)

The Company did not record any goodwill impairment charges for the years ended December 31, 2017, 2016 or 2015.
NOTE 10 - ACCRUED LIABILITIES AND OTHER CURRENT LIABILITES
The following table presents a summary of items comprising accrued liabilities and other current liabilities in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Accrued liabilities:
Accrued salaries and benefits	$4,588	$3,333
Contract Services	3,836	2,393
Lab expense	6,366	5,402
Other	20,603	19,017
Total accrued liabilities	$35,393	$30,145

Other current liabilities:
Estimated amounts due to third party payors	$5,081	$6,286
Additional equity interest purchase obligations in conjunction with Elite acquisition	4,389	—
Other	6,854	1,275
Total other current liabilities	$16,324	$7,561

NOTE 11 - OTHER LONG-TERM LIABILITIES

The Company assumed real property leases as part of certain acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. Of the $3.0 million balance in other long-term liabilities at December 31, 2017, approximately $2.8 million of that balance relates to unfavorable leases. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to December 31, 2017, is $0.3 million for 2018, 2019, 2020 and 2021, $0.2 million for 2022 and $1.7 million thereafter.
NOTE 12 - DEBT
BBVA Credit Agreement
On October 28, 2016 the Company entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan A”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin of 4.75% The effective rate for the Term Loan as of December 31, 2017 was 6.44%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021.
The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of December 31, 2017 was 6.11%. The maturity date of the Revolver is October 28, 2021. Additionally, Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. The Company executed Amendment No. 2 to the BBVA Credit agreement and exercised its option to extend our commitments. The Company created ("Term Loan B") and added $50 million in debt on November 15, 2017 (discussed further below). As of December 31, 2017, the outstanding balance on Term Loan A, Term Loan B and the Revolver were $50.5 million, $50.0 million and $18.0 million, respectively.
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
The Company entered into Amendment No. 2 to BBVA Credit Agreement, dated November 15, 2017, by and among Northstar Healthcare Acquisitions, L.L.C., a Delaware limited liability company and wholly owned subsidiary of Nobilis Health Corp., and Northstar Healthcare Holdings, Inc., a Delaware corporation, entered into the Amendment and certain subsidiaries of the Company. The purpose of the Amendment was to finance the aforementioned Elite acquisition, thereby increasing the aggregate principal amount by $50.0 million through issuance of the Term B Loan. The Term B Loan bears interest on the outstanding principal amount at a rate of the then applicable LIBOR, plus an applicable margin of 6.75%. The effective rate for the Term B Loan as of December 31, 2017 was 8.17%. All outstanding principal on the Term Loan under the Credit Agreement matures on November 15, 2022.
The BBVA Compass Credit Agreement contains three financial covenants that are tested beginning on December 31, 2017. The consolidated leverage ratio may not exceed (i) 4.00 to 1.00 as of the last day of any fiscal quarter from December 31, 2017 through and including September 30, 2018 (ii) 3.75 to 1.00 from December 31, 2018 through and including September 30, 2019 (iii) 3.50 to 1.00 from December 31, 2019 and thereafter, subject to covenant holidays upon the occurrence of certain conditions. The consolidated modified fixed charge ratio must be at a minimum (i) 1.25 to 1.00 as of the last day of any fiscal quarter from September 30, 2017 through and including December 31, 2018 (ii) 1.30 to 1.00 from March 31, 2019 through and including December 31, 2019 (iii) 1.35 to 1.00 from March 31, 2020 and thereafter, subject to covenant holidays upon the occurrence of certain conditions.The consolidated fixed charge ratio must be at a minimum (i) 1.25 to 1.00 as of the last day of any fiscal quarter from September 30, 2017 through and including December 31, 2017 (ii) 1.10 to 1.00 from March 31, 2018 through and including December 31, 2019 (iii) 1.35 to 1.00 from March 31, 2020 and thereafter, subject to covenant holidays upon the occurrence of certain conditions.
As of December 31, 2017, the Company was in compliance with its covenants.
Substantially all of the Company’s assets are pledged as collateral to secure the Facility.
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
In February 2018, subsequent to the reporting period, the Company entered into a settlement agreement in connection with contract disputes that arose during the year with the sellers of the Company's acquisition of AZ Vein. This settlement resulted in the derecognition of certain liabilities, including the convertible promissory note of $2.25 million discussed herein. See Note 3 - Business Acquisitions for more information.
Convertible Promissory Note - HVC
In conjunction with our purchase of HVC, we entered into a $5.0 million convertible promissory note. The convertible promissory matures on March 8, 2019, bears interest at 5% per annum and is payable in two equal installments over a two-year period. The convertible promissory note (outstanding principal but excluding accrued and unpaid interest) can be converted into common shares of the Company (the "Conversion Shares"), at the sole discretion of the Company, on the maturity date. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the volume weighted average price of the common shares on the NYSE in the trailing ten trading days prior to the maturity date. There are no pre-payment penalties.
Convertible Promissory Note - Elite
In conjunction with our purchase of Elite, we entered into a $3.5 million convertible promissory note. The convertible promissory note matures on November 15, 2019, bears interest at 6.75% per annum and is payable in three installments over a two year period. The interest payments are due quarterly. The promissory note (outstanding principal but excluding accrued and unpaid interest) may be converted into common shares of the Company (the "Conversion Shares"), only upon the occurrence of both (i) default by Maker, as defined in the promissory note, and (ii) the election of the Sellers as defined in the promissory note. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the lesser of (i) the closing bid price of the common shares on the trading day immediately prior to the conversion date, or (ii) the volume weighted average price of the common shares on NYSE in the trailing ten trading days prior to the maturity date. There are no pre-payment penalties.
Debt at December 31, 2017 consisted of the following (in thousands):

	2017	2016
Lines of credit	$18,000	$15,000
Term loan	100,488	52,500
Convertible promissory notes	8,500	2,250
Gross debt	126,988	69,750
Less: unamortized debt issuance costs	(6,103)	(1,957)
Debt, net of unamortized debt issuance costs	120,885	67,793
Less: current maturities of debt, net of unamortized debt issuance costs	(8,016)	(2,220)
Long-term debt, net	$112,869	$65,573

Future maturities of debt as of December 31, 2017 are as follows (in thousands):

Year ending December 31,
2018	$10,032
2019	9,375
2020	5,125
2021	62,456
2022	40,000
Total	$126,988

NOTE 13 - OPERATING LEASES
The Company occupies ASC, specialty surgical hospital, multi-specialty clinic and corporate business spaces under operating lease agreements. The Company also leases certain medical equipment. The minimum rental commitments under non-cancellable operating leases, with terms in excess of one year subsequent to December 31, 2017, are as follows (in thousands):

Year ending December 31,
2018	$15,848
2019	14,739
2020	12,989
2021	12,621
2022	9,442
Thereafter	55,477
Total future commitment	121,116
Less: minimum sublease income to be received	(19,302)
Total future commitment, net of sublease income	$101,814
Rent expense was $13.2 million, $11.0 million and $9.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company subleases certain facility spaces and records rental income in other income in our consolidated statements of income. The future minimum rentals with terms in excess of one year subsequent to December 31, 2017, are as follows (in thousands):

Year ending December 31,
2018	$2,471
2019	2,535
2020	2,295
2021	2,200
2022	1,683
Thereafter	8,118
Total future sublease income	$19,302

NOTE 14 - CAPITAL LEASES
The Company holds various capital leases for medical equipment which contain bargain purchase options at the end of the lease terms. The remaining minimum capital lease obligations, with terms in excess of one year subsequent to December 31, 2017, are as follows (in thousands):

Year ending December 31,

2018	$4,239
2019	3,426
2020	2,332
2021	2,284
2022	1,925
Thereafter	5,670
Total minimum rentals	19,876
Less amounts representing interest	(3,960)
Total Capital lease obligations	$15,916

Medical equipment with a cost of $12.1 million and $11.0 million were held under capital leases for the years ended December 31, 2017, and 2016, respectively. Capital leases had accumulated depreciation of $3.2 million and $3.7 million for the years ended December 31, 2017 and 2016.
NOTE 15 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrant and stock option derivative liabilities. There have been no transfers between fair value measurement levels during the years ended December 31, 2017, 2016 or 2015.
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

December 31, 2016:
Warrant and stock option derivative liabilities	$—	$—	$902	$902
Total	$—	$—	$902	$902

December 31, 2017:
Warrant and stock option derivative liabilities	$—	$—	$384	$384
Total	$—	$—	$384	$384
In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of warrant and stock option derivative liabilities.
The estimated fair values of the warrant and stock option derivative liabilities were measured using the Black-Scholes valuation model, refer to Note 18 - Warrants and options liabilities. Due to the nature of valuation inputs, the valuation of the warrants is considered a Level 3 measurement.

The estimated fair value of our other long-term debt instruments, approximate their carrying amounts as the interest rates approximate our current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.
The remaining outstanding warrants and stock options expired in May of 2017. The balance of the Company's current portion of warrant and stock option derivative liabilities is zero as of December 31, 2017. All remaining liabilities are long-term.
NOTE 16 - SHAREHOLDERS' EQUITY

In total, the Company has issued 78,183,802 and 77,805,014 of its common shares as of December 31, 2017 and 2016, respectively. The Company has unlimited authorized shares. There is no par value assigned to our common shares.
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
Shareholder equity activity for 2016 is primarily related to employee share based compensation, discussed further in Note 17 - Share based compensation and the issuance of 750,000 unregistered common shares in conjunction with the acquisition of AZ Vein, discussed further in Note 3 - Business Acquisitions.
Shareholder equity activity for 2017 is primarily related to employee share based compensation, discussed further in Note 17 - Share based compensation and the issuance of 378,788 unregistered common shares in conjunction with the acquisition of HVC and Elite, discussed further in Note 3 - Business Acquisitions.
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
The Company recorded total compensation expense relative to RSU’s of nil for both years ended December 31, 2017 and 2016, and $5.4 million for the years ended December 31, 2015.
There were no RSU grants during the year. The Company had no outstanding RSU’s at December 31, 2017 or 2016, respectively.

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
The Company granted a total of 2,590,000 share options during the year ended December 31, 2017. Of the options issued, 925,000 of those vested immediately, 180,000 vest ratably over a two year period, and 1,485,000 vest ratably over a three year period. During the year, 1,270,000 were forfeited, with various vesting periods.
Under the current share option plan, the Company had approximately 6.8 million share options available for future issuance as of December 31, 2017.
The following table summarizes stock option activity for the years ended December 31, 2017 and 2016:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted-Average Remaining Life (years)

Outstanding at January 1, 2016	5,465,000	$2.97	9.2
Granted	4,357,075	$2.06	9.5
Exercised	(1,283,750)	$2.39	—
Forfeited	(994,300)	$3.45	—
Outstanding at December 31, 2016	7,544,025	$2.61	9.0

Exercisable at December 31, 2016	2,768,817	$2.45	8.6

Outstanding at January 1, 2017	7,544,025	$2.61	9.0
Granted	2,590,000	$1.50	9.8
Exercised	—	$—	—
Forfeited	(1,270,000)	$3.41	—
Outstanding at December 31, 2017	8,864,025	$2.17	8.5

Exercisable at December 31, 2017	5,120,307	$2.24	8.2
The table above includes 500,000 options issued to non-employees, all of which are exercisable, and all are still outstanding at December 31, 2017. See Note 18 - Warrants and options liabilities for discussion regarding the accounting and classification of these options in the balance sheet.
The total intrinsic value of share options exercised was nil and $1.6 million for the years ended December 31, 2017 and 2016, respectively. There were no options exercised during 2017. The total intrinsic value for all in-the-money vested outstanding stock options at December 31, 2017 and 2016 was nominal and $0.8 million, respectively. Assuming all stock options outstanding at December 31, 2017 were vested, the total intrinsic value of the in-the-money outstanding stock options would have been nominal.

The Company recorded total stock compensation expense relative to employee stock options of $2.7 million, $6.0 million and $6.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The fair values of the employee share options used in recording compensation expense are computed using the Black-Scholes option pricing model ("Black-Scholes"). The following table below shows the assumptions used in the model for options awarded during the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015

Expected price volatility	86% - 91%	86% - 117%	113% - 122%
Risk free interest rate	1.78% - 2.27%	1.03% - 2.20%	1.34% - 1.87%
Expected annual dividend yield	—%	—%	$—
Expected option term (years)	5 - 6	5 - 6	5 - 6
Expected forfeiture rate	3.1% - 11.6%	0.5% - 11.6%	1.3% - 5.0%
Grant date fair value per share	$0.91 - $1.81	$1.41 - $2.41	$2.53 - $6.10
Grant date exercise price per share	$1.32 - $2.32	$1.92 - $2.82	$2.97 - $6.31
For stock options, the Company recognizes share-based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.
NOTE 18 - WARRANTS AND OPTIONS LIABILITIES
Warrants and Options Issued in Private Placements
The Company issued warrants and compensatory options in connection with private placements completed in December 2013, September 2014, and May 2015. These warrants and options have exercise prices denominated in Canadian dollars and as such may not be considered indexed to our stock which is valued in U.S. dollars. Hence, these warrants and options are classified as liabilities under the caption “Warrants and Options Liability” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period are recorded in the consolidated statements of income under the caption “Change in fair value of warrant and stock option derivative liabilities”.
The estimated fair values of warrants and options accounted for as liabilities were determined on the date of the private placements and at each balance sheet date following using the Black-Scholes pricing model with the following inputs:

	Years ended December 31,
	2017	2016	2015

Risk free interest rate	0.62%	0.26% - 0.62%	0.00% - 0.65%
Expected life in years	0.15	0.25 - 1.15	0.25 - 2.0
Expected volatility	63%	71% - 112%	71% - 96%
Expected dividend yield	—%	—%	—%

The changes in fair value of the warrants and options (excluding non-employees) liability during the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015

Balance at beginning of year	$3	$2,109	$6,657
Issuance of warrants and options	—	—	12,797
Transferred to equity upon exercise	—	—	(9,050)
Change in fair value recorded in earnings	(3)	(2,106)	(8,295)
Balance at December 31, 2017 and 2016	$—	$3	$2,109

As of December 31, 2017, there were no warrants or options outstanding related to the private placements discussed above. The remaining outstanding warrants and stock options expired in May of 2017. The balance of the Company's warrant and stock option derivative liabilities is nil as of December 31, 2017.

Options Issued to Non-Employees

In 2014, the Company issued 650,000 options to professionals providing services to the organization. These professionals do not meet the definition of an employee under U.S. GAAP. At December 31, 2017, there were 500,000 options outstanding, all of which are exercisable. During the year ended December 31, 2017, one of the two non-employee professionals became an employee of the Company. At this time, the Company revalued the associated 150,000 shares and reclassified $0.1 million out of the liability and into equity.

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
The estimated values of the option awards are determined using the Black Scholes option pricing model with the following inputs:

	Years ended December 31,
	2017	2016	2015

Risk free interest rate	1.50% - 1.98%	0.86% - 1.76%	0.26% - 1.85%
Expected life in years	3	4 - 5	1 - 6
Expected volatility	81% - 84%	99% - 118%	74% - 121%
Expected dividend yield	—%	—%	—%
For the year ended December 31, 2017, the Company recorded a recovery for non-employee stock options of a nominal amount and a nominal expense for non-employee stock options. The Company recorded an expense for non-employee stock options of $0.1 million and $1.7 million for the year ended December 31, 2016 and 2015, respectively.
The changes fair value of the liability related to vested yet unexcersised options issued to non-employees during the years ended December 31, 2017, 2016 and 2015were as follows (in thousands):

	2017	2016	2015

Balance at beginning of year	$899	$841	$—
Vested during the period	(109)	533	1,531
Change in fair value recorded in earnings	(406)	(475)	(690)
Balance as of December 31, 2017 and 2016	$384	$899	$841
Options issued to non-employees are reclassified from equity to liabilities on the performance completion date. Under U.S. GAAP, such options may not be considered indexed to our stock because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and stock option liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the consolidated statements of income under the caption “Change in fair value of warrant and stock option derivative liabilities”. At December 31, 2017, there were 500,000 unexercised non-employee options requiring liability classification.
NOTE 19 - NONCONTROLLING INTERESTS
Interests held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners' share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated balance sheets.
Agreements with the third party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of December 31, 2017 and 2016. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s balance sheet as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests follow (in thousands):

	NHC - ASC Dallas	First Nobilis	Total

Balance at January 1, 2016	$3,393	$8,832	$12,225
Distributions	(2,928)	(599)	(3,527)
Net (loss) income attributable to noncontrolling interests	(68)	5,674	5,606
Total contingently redeemable noncontrolling interests at December 31, 2016	$397	$13,907	$14,304

Balance at January 1, 2017	$397	$13,907	$14,304
Distributions	—	—	—
Net income attributable to noncontrolling interests	149	2,708	2,857
Total contingently redeemable noncontrolling interests at December 31, 2017	$546	$16,615	$17,161
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
The following table summarizes the carrying amount of the assets and liabilities of our material VIE’s included in the Company’s consolidated balance sheets at December 31, 2017 and 2016 (in thousands):

	2017	2016

Total cash and short term investments	$1,709	$3,445
Total accounts receivable	25,385	18,845
Intercompany (1)	9,021	8,739
Total other current assets	1,918	1,664
Total property and equipment	15,457	16,804
Total other assets	190	190
Total assets	$53,680	$49,687

Total accounts payable	$3,617	$4,119
Total other liabilities	1,662	5,263
Intercompany (1)	41,201	39,391
Total accrued liabilities	14,057	11,538
Long term - capital lease	11,407	11,169
Noncontrolling interest	(9,924)	(8,892)
Total liabilities	$62,020	$62,588

(1) These intercompany balances are due to/from other Nobilis entities and eliminate upon consolidation of Nobilis Health Corp. The intercompany liabilities net of receivables indicate the VIE's indebtedness to the Company and represents the amounts the Company has advance to these entities over the past years to fund operations.

NOTE 20 - EARNINGS PER SHARE
Basic net earnings attributable to Nobilis common shareholders, per common share, excludes dilution and is computed by dividing net earnings attributable to Nobilis commons shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to Nobilis common shareholders, per common share, is computed by dividing net earnings attributable to Nobilis common shareholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon the vesting of restricted stock awards, stock option awards and stock warrants as determined under the treasury stock method or awards issued from debt conversions under the if converted method.

A detail of the Company’s earnings per share is as follows (in thousands except for share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Basic:
Net income attributable to Nobilis Health Corp.	$3,797	$6,449	$50,840
Weighted average common shares outstanding	77,852,752	76,453,128	67,015,387
Net income per common share	$0.05	$0.08	$0.76

Diluted - treasury stock method:
Net income attributable to Nobilis Health Corp.	$3,797	$6,449	$50,840
Weighted average common shares outstanding	77,852,752	76,453,128	67,015,387
Dilutive effect of stock options, warrants, RSU's	335,845	1,109,367	8,217,396
Weighted average common shares outstanding diluted (treasury method)	78,188,597	77,562,495	75,232,783
Net income per fully diluted share	$0.05	$0.08	$0.68

Diluted - if converted method:
Net income attributable to Nobilis Health Corp.	$3,797	$6,449	$50,840
Weighted average common shares outstanding	77,852,752	76,453,128	67,015,387
Dilutive effect of convertible debt	2,631,579	—	—
Weighted average common shares outstanding diluted (if converted method)	80,484,331	76,453,128	N/A
Net income per fully diluted share	$0.05	$0.08	N/A

Included in the diluted shares "if converted method" calculation and in conjunction with the following acquisitions, there are 2.6 million potentially convertible shares related to the Convertible Promissory Notes issued to the sellers of HVC. There were none for the year ended December 31, 2016 as their effect would have been anti-dilutive.
NOTE 21 - EMPLOYEE 401K PLAN
Substantially all of our employees, upon qualification, are eligible to participate in our defined contribution 401(k) plan (the “Plan”). Under the Plan, employees may contribute a portion of their eligible compensation, and the Company matches such contributions annually up to a maximum percentage for participants actively employed, as defined by the Plan documents. Plan expenses were approximately $1.1 million, $0.8 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Such amounts are reflected within both the operating expenses: salaries and benefits and corporate costs: salaries and benefits line items within the accompanying consolidated statements of income.

NOTE 22 - INCOME TAXES
The components of income (benefit) expense for the years-ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Deferred	Current	Total

2017
Federal	$11,695	$56	$11,751
States and Local	(12)	1,261	1,249
Foreign	(742)	—	(742)
Change in deferred tax asset valuation allowance	742	—	742
Total	$11,683	$1,317	$13,000

2016
Federal	$3,625	$23	$3,648
States and Local	(242)	1,081	839
Foreign	(259)	—	(259)
Change in deferred tax asset valuation allowance	259	—	259
Total	$3,383	$1,104	$4,487

2015
Federal	$8,215	$509	$8724
States and Local	—	1,330	1,330
Foreign	—	—	—
Change in deferred tax asset valuation allowance	(33,250)	—	(33,250)
Total	$(25,035)	$1,839	$(23,196)

The following table shows the reconciliation between income tax expense reported in our consolidated statements of income and the income tax expense that would have resulted from applying the U.S. federal income tax rate of 34% to pre-tax income. Though the Company was incorporated in British Columbia, all of the Company’s subsidiaries are incorporated in the United States. Therefore, the Company reconciles the income before income taxes for U.S. tax purposes (in thousands, except percentages):

	2017	2016	2015

Net income before income tax	$23,281	$11,589	$40,737

U.S. federal income tax rate	34%	35%	34%

Expected U.S. federal income tax (recovery)	7,916	4,056	13,851
Permanent differences / discrete items	(86)	(791)	(1,873)
State income tax (net of federal benefit)	706	585	649
Valuation allowance	742	259	(33,250)
Change of federal tax rate	6,160	—	—
Noncontrolling interests	(2,054)	7	(4,106)
Others	(384)	371	1,533
Total income tax expense (benefit)	$13,000	$4,487	$(23,196)

The table below sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities that are reported in our consolidated balance sheets (in thousands):

	2017	2016

Deferred tax assets (liabilities) :
Goodwill and fixed assets	$1,555	$8,768
Intangibles	697	785
Net operating loss carryforwards - U.S.	2,836	6,014
Interest carry-forward	—	1,405
Net operating loss carryforwards - Foreign	8,405	7,663
Allowance for bad debts	382	265
Equity compensation	2,872	4,074
Accrued bonus	530	325
Accrued to cash - 481a	(163)	(532)
Other	(120)	16
AMT credit	588	532
Deferred lease liability	657	—
Retention tax credit	117	—
Valuation allowance	(8,405)	(7,663)
Net deferred tax assets	$9,951	$21,652

There was a partial valuation allowance as of December 31, 2017 and 2016, respectively. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the scheduled reversal of deferred tax liabilities, management believes a partial valuation allowance is needed to offset the Canadian net operating loss carryforwards in 2017 and 2016, respectively.
The Company has Canadian net operating loss carryforwards of approximately $33.6 million which will begin to expire in 2028 and U.S. net operating loss carryforwards of approximately $13.5 million which will begin to expire in 2030. On September 30, 2010 the Company issued 18,778,446 common shares to entities controlled by the then Company Chairman resulting in a change of ownership greater than 50%. As a result, the U.S. net operating losses are limited by the Internal Revenue Code Section 382.
The Company files income tax returns in the U.S. federal jurisdiction, Canada federal jurisdiction, and several state jurisdictions. Our federal tax returns for 2016, 2015, and 2014 are open for review by taxing authorities. Our Canada and Texas tax returns for 2016, 2015, 2014, and 2013 are open for review by taxing authorities. The Company is not aware of potential interest, penalties or taxes for federal and Canada income tax returns.
The Company received notification from the Internal Revenue Service (IRS) to examine the December 31, 2014 and 2013 Federal income tax return. In addition, First Nobilis, LLC, a 51% owned entity, received notification from the IRS to examine its December 31, 2014 income tax return. Both cases have been closed with “no change”. Based on management tax analysis, the Company did not have any uncertain tax positions at December 31, 2017 and 2016.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%, the elimination of the corporate alternative minimum tax, the acceleration of depreciation, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. In accordance with ASC 740, the impact of a change in tax law is recorded in the period of enactment. Consequently, the Company has recorded a tax expense of $6.2 million, primarily due to a re-measurement of deferred tax assets and liabilities at December 22, 2017.

NOTE 23 - BUSINESS SEGMENTS
A summary of the business segment information for 2017, 2016 and 2015 as follows (in thousands):

	Year ended December 31, 2017
	Medical	Marketing	Corporate	Total

Revenues	$282,042	$17,675	$—	$299,717
Operating expenses	234,851	15,520	—	250,371
Corporate expenses	—	—	27,037	27,037
Income (loss) from operations	47,191	2,155	(27,037)	22,309
Change in fair value of warrant and option liabilities	—	—	(432)	(432)
Interest expense (income)	1,017	(11)	5,001	6,007
Other income	(3,882)	492	(3,157)	(6,547)
Income (loss) before income taxes	$50,056	$1,674	$(28,449)	$23,281

Other data:
Depreciation and amortization expense	$9,600	$1,660	$343	$11,603
Income tax expense	$1,165	$135	$11,700	$13,000
Intangible assets, net	$54,406	$11,584	$—	$65,990
Goodwill	$97,061	$19,011	$—	$116,072
Capital expenditures	$18,773	$2,753	$301	$21,827
Total assets	$352,228	$50,275	$28,535	$431,038
Total liabilities	$78,830	$8,733	$128,687	$216,250
Stock consideration given in conjunction with acquisitions	$735	$—	$—	$735
Convertible promissory note	$8,500	$—	$—	$8,500

	Year ended December 31, 2016
	Medical	Marketing	Corporate	Total

Revenues	264,642	21,102	—	285,744
Operating expenses	227,439	17,348	—	244,787
Corporate expenses	—	—	30,919	30,919
Income (loss) from operations	37,203	3,754	(30,919)	10,038
Change in fair value of warrant and option liabilities	—	—	(2,580)	(2,580)
Interest expense	1,331	5	2,663	3,999
Other income	(2,367)	(353)	(250)	(2,970)
Income (loss) before income taxes	$38,239	$4,102	$(30,752)	$11,589

Other data:
Depreciation and amortization expense	$6,716	$1,823	$293	$8,832
Income tax expense	$1,067	$155	$3,265	$4,487
Intangible assets, net	$6,884	$12,734	$—	$19,618
Goodwill	$43,007	$19,011	$—	$62,018
Capital expenditures	$9,902	$—	$473	$10,375
Total assets	$214,294	$44,942	$46,199	$305,435
Total liabilities	$69,753	$6,059	$73,144	$148,956
Stock consideration given in conjunction with acquisitions	$2,250	$—	$—	$2,250
Convertible promissory note	$2,250	$—	$—	$2,250

	Year ended December 31, 2015
	Medical	Marketing	Corporate	Total
Revenues	$205,730	$23,486	$—	$229,216
Operating expenses	145,835	19,885	—	165,720
Corporate expenses	—	—	31,846	31,846
Income (loss) from operations	59,895	3,601	(31,846)	31,650
Interest expense	351	54	1,192	1,597
Change in fair value of warrant and option liabilities	—	—	(8,985)	(8,985)
Bargain purchase	(1,733)	—	—	(1,733)
Other expense (income)	488	236	(690)	34
Income (loss) before income taxes	$60,789	$3,311	$(23,363)	$40,737

Other data:
Depreciation and amortization expense	$3,403	$1,128	$156	$4,687
Income tax expense	$898	$238	$703	$1,839
Intangible assets, net	$5,462	$14,157	$—	$19,619
Goodwill	$25,822	$19,011	$—	$44,833
Capital expenditures	$3,653	$249	$478	$4,380
Total assets	$151,324	$42,159	$48,544	$242,027
Total liabilities	$56,407	$3,827	$35,716	$95,950
NOTE 24 - RELATED PARTIES
In March 2016, the Company acquired an interest in Athelite, a holding company which owns an interest in Dallas Metro, a company formed to provide management services to a hospital outpatient department ("HOPD"). The Athelite investment is accounted for as an equity method investment (refer to Note 4 - Investments in associates). At December 31, 2017, the Company had $3.8 million in accounts receivable from the HOPD.
As a result of the AZ Vein acquisition in October 2016 and subsequent settlement agreement executed in February 2018 that was previously discussed in Note 3 - Business Acquisitions, an executive of the Company is owed $2.0 million, as of December 31, 2017. In addition, the Company entered into agreements to lease facility space with the same executive.  Facility lease costs were $1.4 million in 2017.

As a result of the Elite acquisition in November 2017, the Company made a payment of $0.8 million related to the purchase of a Company executive's equity in Elite.
Physician Related Party Transactions
Nobilis maintains certain medical directorship, consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities. Material related party arrangements of this nature are described below:

•
In September 2013, the Company entered into a book deal with a physician equity owner. In March 2015, the Company entered into a marketing agreement with that physician equity owner and a marketing services company owned by the physician equity owner’s father. The Company incurred expenses of nil, $2.0 million and $1.7 million as a result of the book deal during the twelve months ended December 31, 2017, 2016 and 2015, respectively. The Company incurred expenses of nil, $1.2 million, and nil related to the marketing services entity during the twelve months ended December 31, 2017, 2016 and 2015, respectively. The Company incurred expenses of nil, $1.1 million and $0.7 million related to the Consulting services entity during the twelve months ended December 31, 2017, 2016 and 2015, respectively.

•
In July 2014, the Company entered into a marketing services agreement with a physician equity owner and an entity owned by that physician equity owner’s brother. The Company incurred expenses of $0.4 million, $1.3 million and $0.6 million to the entity during the twelve months ended December 31, 2017, 2016 and 2015, respectively.

•
In September 2014, the minority interest holder of a fully consolidated entity, who is also a partial owner of two other hospitals, entered into an ongoing business relationship with the Company. At December 31, 2017, the Company has a net amount due from these related parties of $6.0 million. In addition, the Company leases certain medical equipment and facility space from these related parties. Equipment lease costs of $2.1 million, $2.2 million and $2.3 million were incurred during the twelve months ended December 31, 2017, 2016 and 2015, respectively. Facility lease costs of $1.8 million, $1.8 million and $1.7 million were incurred during the twelve months ended December 31, 2017, 2016 and 2015, respectively.

•
In September 2014, the Company entered into a services agreement with a physician equity owner's wife who has financial interests in a related entity. The Company incurred expenses pursuant to service agreements of nil, $0.5 million and $0.6 million to the entity during the twelve months ended December 31, 2017, 2016 and 2015, respectively.

•
In October 2014, the Company entered into a management agreement with an entity controlled by a physician equity owner. In June 2015, the Company expanded the relationship with this physician equity owner and an entity owned by the physician equity owner's wife to include consulting, marketing, medical supplies, medical directorship and on-call agreements (collectively "service agreements"). The Company incurred expenses of $2.7 million, $2.6 million and $0.8 million in fees owed pursuant to the management agreement to the entity during the twelve months ended December 31, 2017, 2016 and 2015, respectively. The Company has incurred expenses of $6.6 million, $7.9 million and $2.9 million in fees owed pursuant to the service agreements to the entity during the twelve months ended December 31, 2017, 2016 and 2015, respectively.

•
In September 2014, the Company entered into a services agreement with an executive officer's brother who has financial interests in a related entity. The Company incurred expenses pursuant to service agreements of $0.2 million, nil and nil to the entity during the twelve months ended December 31, 2017, 2016 and 2015, respectively.

•
In April 2017, the minority interest holder of a fully consolidated entity, who is also a member of the Company's board of directors, entered into an ongoing business relationship with the Company. The Company incurred expenses of $1.3 million and $0.6 million during the twelve months ended December 31, 2017 and 2016, respectively. At December 31, 2017, the Company has a net amount due to this related party of nil.

NOTE - 25 COMMITMENTS AND CONTINGENCIES
Litigation
In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries, including claims for damages for personal injuries, medical malpractice, breach of contracts, and employment related claims. In certain of these actions, plaintiffs' requests payment for damages, including punitive damages that may not be covered by insurance. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially impact the financial position, results of operations or liquidity of the Company.

A statement of claim (complaint), Vince Capelli v. Nobilis Health Corp. et. al, was filed on January 8, 2016 in the Ontario Superior Court of Justice under court file number CV-16-544173 naming Nobilis Health Corp., certain current and former officers and the Company’s former auditors as defendants. The statement of claim seeks to advance claims on behalf of the plaintiff and on behalf of a class comprised of certain of our shareholders related to, among other things, alleged certain violations of the Ontario Securities Act and seeks damages in the amount of $80 million Canadian dollars plus interest. The defendants intend to vigorously defend against these claims. This is a highly defensible case. We are confident in prevailing at trial or achieve a favorable settlement.

NOTE 26 - SUBSEQUENT EVENTS
In February 2018, subsequent to the reporting period, the Company entered into a settlement agreement in connection with contract disputes that arose during the year with the sellers of the Company's acquisition of AZ Vein previously discussed in Note 3 - Business Acquisitions.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)
The following table presents certain quarterly statement of earnings data for the years ended December 31, 2017, 2016 and 2015. The quarterly statement of earnings data set forth below was derived from the Company’s unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Year ended December 31, 2017
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Revenues, net	$68,302	$79,962	$64,652	$86,801
Operating (loss) income	$(3,135)	$7,385	$1,283	$16,776
Net (loss) income	$(2,206)	$3,255	$1	$9,231
Net income (loss) attributable to noncontrolling	$192	$1,670	$(1,013)	$5,635
Net (loss) income attributable to Nobilis Health Corp	$(2,398)	$1,585	$1,014	$3,596
Net (loss) income per common share attributable to Nobilis Health Corp.
Basic	$(0.03)	$0.02	$0.01	$0.05
Diluted	$(0.03)	$0.02	$0.01	$0.05
Total Assets	$308,161	$310,089	$317,099	$431,038

	Year ended December 31, 2016
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Revenues	$51,273	$61,871	$70,683	$101,917
Operating (loss) income	$(9,694)	$55	$(1,101)	$20,778
Net (loss) income	$(6,764)	$2,515	$(2,263)	$13,614
Net (loss) income attributable to noncontrolling	$(1,799)	$(2,291)	$496	$4,247
Net (loss) income attributable to Nobilis Health Corp.	$(4,965)	$4,806	$(2,759)	$9,367
Net (loss) income per common share attributable to Nobilis Health Corp.
Basic	$(0.07)	$0.06	$(0.04)	$0.13
Diluted	$(0.07)	$0.06	$(0.04)	$0.13
Total Assets	$228,167	$232,940	$240,983	$305,435

	Year ended December 31, 2015
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Revenues, net	$37,851	$48,867	$52,483	$90,015
Operating income	$3,883	$1,136	$3,051	$23,580
Net income	$15	$3,379	$13,318	$47,221
Net income attributable to noncontrolling	$4,497	$3,745	$2,375	$2,476
Net (loss) income attributable to Nobilis Health Corp	$(4,482)	$(366)	$10,943	$44,745
Net (loss) income per common share attributable to Nobilis Health Corp
Basic	$(0.07)	$(0.01)	$0.15	$0.61
Diluted	$(0.07)	$(0.01)	$0.14	$0.58
Total Assets	$104,480	$153,518	$105,332	$242,027

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

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Financial Officer (“CFO”), the principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of December 31, 2017, except for the material weaknesses noted below. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Based on the Company’s assessment, management concluded that the Company maintained effective internal control over financial reporting at December 31, 2017, except for the items noted below.

Management identified the following material weaknesses as of December 31, 2017:

•
We did not maintain a sufficient level of review or documentation of approval regarding the Company’s management of third-party billing and collections of aged receivables and allowance for doubtful accounts.

•
We did not maintain a sufficient level of review or documentation of approval regarding the Company’s convertible notes and proforma income taxes associated with business combinations, share based compensation and third-party goodwill and intangibles valuation for annual impairment.

In light of these material weaknesses, management is reviewing and implementing remediation steps to ensure adequate evidence of review and approval within our internal documentation. Management believes that these efforts will effectively remediate these material weaknesses.

Management's assessment of the Company's internal control over financial reporting as of December 31, 2017 excluded the internal control over financial reporting of HVC, DeRosa, and Elite as they were purchased within the current year.

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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the Nobilis Health Corp. Proxy Statement for our 2017 Annual Meeting of Shareholders.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Nobilis Health Corp. Proxy Statement for our 2017 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Nobilis Health Corp. Proxy Statement for our 2017 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Nobilis Health Corp. Proxy Statement for our 2017 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Nobilis Health Corp. Proxy Statement for our 2017 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report or incorporated by reference:

(1)	The consolidated financial statements of the Company included in Part II, Item 8-Financial Statements of this Annual Report

(2)	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated by reference to a prior filing as indicated, unless designated by a *.

(a)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Nobilis Health Corp.’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)

3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to Nobilis Health Corp.’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)

3.3	Articles (incorporated by reference to Exhibit 3.1 to Nobilis Health Corp.’s Registration Statement on Form 10 filed with the SEC on August 26, 2014)

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

10.35
Purchase Agreement dated as of August 1, 2016 among Northstar Healthcare Acquisitions, LLC, Nobilis Health Corp., Arizona Center for Minimally Invasive Surgery, LLC, Arizona Vein & Vascular Center, LLC, L. Philipp Wall, M.D., P.C. and L. Philipp Wall (incorporated by reference to Exhibit 10.35 to Nobilis Health Corp.'s Form 10-K dated December 31, 2016 filed with the SEC on March 14, 2017)

10.36
Sixth Amendment to Credit Agreement dated as of August 1, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties named therein and Healthcare Financial Solutions, LLC (incorporated by reference on Form 10-Q dated June30, 2016 filed with SEC on August 2, 2016

10.37
Seventh Amendment to Credit Agreement dated as of August 19, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties named therein and Healthcare Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated August 19, 2016 filed with the SEC on August 24, 2016)

10.38
$8,000,000 Amended and Restated Revolving Note dated August 19, 2016, issued by Northstar Healthcare Acquisitions, L.L.C. in favor of Healthcare Financial Solutions, LLC (incorporated by reference to Exhibit 10.2 to Nobilis Health Corp.’s Current Report on Form 8-K dated August 19, 2016 filed with the SEC on August 24, 2016)

10.39
$18,600,000 Amended and Restated Term Note dated August 19, 2016, issued by Northstar Healthcare Acquisitions, L.L.C. in favor of Healthcare Financial Solutions, LLC (incorporated by reference to Exhibit 10.3 to Nobilis Health Corp.’s Current Report on Form 8-K dated August 19, 2016 filed with the SEC on August 24, 2016)

10.40
$3,600,000 Revolving Note dated August 19, 2016, issued by Northstar Healthcare Acquisitions, L.L.C.in favor of LegacyTexas Bank (incorporated by reference to Exhibit 10.4 to Nobilis Health Corp.’s Current Report on Form 8-K dated August 19, 2016 filed with the SEC on August 24, 2016)

10.41
$6,400,000 Term Note dated August 19, 2016, issued by Northstar Healthcare Acquisitions, L.L.C. in favor of LegacyTexas Bank (incorporated by reference to Exhibit 10.5 to Nobilis Health Corp.’s Current Report on Form 8-K dated August 19, 2016 filed with the SEC on August 24, 2016)

10.42
Eighth Amendment to Credit Agreement dated as of October 20, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other Credit Parties named therein and Healthcare Financial Solutions, LLC (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Current Report on Form 8-K dated October 20, 2016 filed with the SEC on October 25, 2016)

10.43
Amended and Restated Purchase Agreement among Northstar Healthcare Acquisitions, L.L.C., Nobilis Health Corp., Arizona Center for Minimally Invasive Surgery, LLC, Arizona Vein & Vascular Center, LLC, L. Philipp Wall, M.D., P.C., and L. Philipp Wall dated October 28, 2016 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.44
Convertible Promissory Note in principal amount of $2,250,000 dated October 28, 2016 (incorporated by reference to Exhibit 10.2 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.45
Employment Agreement by and between Nobilis Health Corp., Northstar Healthcare Acquisitions, LLC and L.Philipp Wall, MD dated October 28, 2016 (incorporated by reference to Exhibit 10.3 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.46
Credit Agreement dated as of October 28, 2016 among Nobilis Health Corp., Northstar Healthcare Holdings, Inc., Northstar Healthcare Acquisitions, L.L.C., the Loan Parties named therein, Compass Bank, LegacyTexas Bank, the other lenders party thereto, and BBVA Compass (incorporated by reference to Exhibit 10.4 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.47
Pledge Agreement in favor of Compass Bank dated as of October 28, 2016 (incorporated by reference to Exhibit 10.5 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.48
Guaranty and Security Agreement dated as of October 28, 2016 by and among Northstar Healthcare Acquisitions, L.L.C., the other parties thereto and Compass Bank (incorporated by reference to Exhibit 10.6 to Nobilis Health Corp.’s Report on Form 8-K dated October 28, 2016 filed with the SEC on November 3, 2016)

10.49
Asset Purchase Agreement by and between Northstar Healthcare Acquisitions, L.L.C., Nobilis Health Corp., Hamilton Physician Services, LLC and Carlos R. Hamilton III, M.D., P.A. dated January 6, 2017 (incorporated by reference to Exhibit 10.49 to Nobilis Health Corp.'s Form 10-K dated December 31, 2016 filed with the SEC on March 14, 2017)

10.50
Amendment No. 1 to Credit Agreement and Waiver dated as of March 3, 2017 among Northstar Healthcare Acquisitions, L.L.C., the other credit parties named therein, Compass Bank and the other financial institutions party thereto (incorporated by reference to Exhibit 10.50 to Nobilis Health Corp.'s Form 10-K dated December 31, 2016 filed with the SEC on March 14, 2017)

10.51
Amended and Restated Asset Purchase Agreement among Northstar Healthcare Acquisitions, L.L.C., Nobilis Health Corp., Hamilton Physician Services, LLC and Carlos R. Hamilton III, M.D., P.A. dated March 8, 2017 (incorporated by reference to Exhibit 10.51 to Nobilis Health Corp.'s Form 10-K dated December 31, 2016 filed with the SEC on March 14, 2017)

10.52
Physician Employment & Medical Director Agreement dated as of January 6, 2017 by and between Nobilis Health Network, Inc. and Carlos R. Hamilton, III, M.D. (incorporated by reference to Exhibit 52 to Nobilis Health Corp.'s Form 10-K dated December 31, 2016 filed with the SEC on March 14, 2017)

10.53
First Amendment and Assignment to Physician Employment & Medical Director Agreement dated as of March 8, 2017 by and between Nobilis Health Network, Inc., NH Physicians Group, PLLC and Carlos R. Hamilton, III, M.D., (incorporated by reference to Exhibit 10.53 to Nobilis Health Corp.'s Form 10-K dated December 31, 2016 filed with the SEC on March 14, 2017)

10.54
Convertible Promissory Note in principal amount of $5,000,000 dated March 8, 2017 payable by Nobilis Vascular Texas, LLC to Carlos R. Hamilton III, M.D. (incorporated by reference to Exhibit 10.54 to Nobilis Health Corp.'s Form 10-K dated December 31, 2016 filed with the SEC on March 14, 2017)

10.55
Membership Interest Purchase Agreement between Northstar Healthcare Surgery Center-Houston, LLC, Nobilis Health Corp. and the Members of Elite Center for Minimally Invasive Surgery LLC dated November 15, 2017 (incorporated by reference to Exhibit 10.1 to Nobilis Health Corp.'s Current Report on Form 8-K dated November 15, 2017 filed with the SEC on November 21, 2017)

10.56
Membership Interest Purchase Agreement between Northstar Healthcare Surgery Center-Houston, LLC, Nobilis Health Corp. and the Members of Houston Metro Ortho and Spine Surgery Center LLC dated November 15, 2017 (incorporated by reference to Exhibit 10.2 to Nobilis Health Corp.'s Current Report on Form 8-K dated November 15, 2017 filed with the SEC on November 21, 2017)

10.57
Membership Interest Purchase Agreement between Northstar Healthcare Surgery Center-Houston, LLC, Nobilis Health Corp. and the Members of Elite Hospital Management LLC dated November 15, 2017 (incorporated by reference to Exhibit 10.3 to Nobilis Health Corp.'s Current Report on Form 8-K dated November 15, 2017 filed with the SEC on November 21, 2017)

10.58
Membership Interest Purchase Agreement between Northstar Healthcare Surgery Center-Houston, LLC, Nobilis Health Corp. and the Elite Sinus Spine and Ortho LLC dated November 15, 2017 (incorporated by reference to Exhibit 10.4 to Nobilis Health Corp.'s Current Report on Form 8-K dated November 15, 2017 filed with the SEC on November 21, 2017)

10.59
Amendment No. 2 to Credit Agreement dated as of November 15, 2017 among Northstar Healthcare Acquisitions, L.L.C., the other credit parties named therein, Compass Bank and the other financial institutions party thereto (incorporated by reference to Exhibit 10.5 to Nobilis Health Corp.'s Current Report on Form 8-K dated November 15, 2017 filed with the SEC on November 21, 2017)

10.60
Convertible Promissory Note in principal amount of $3,500,000 dated November 15, 2017 payable by Northstar Healthcare Surgery Center - Houston, LLC to ELite Ambulatory Surgery Centers, LLC (incorporated by reference to Exhibit 10.6 to Nobilis Health Corp.'s Current Report on Form 8-K dated November 15, 2017 filed with the SEC on November 21, 2017)

14.1*	Code of Business Conduct and Ethics adopted by the Board of Directors of Nobilis Health Corp. on March 7, 2018 (filed herewith)

21.1*	List of Subsidiaries

23.1*	Consent of Crowe Horwath LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NOBILIS HEALTH CORP.
(Registrant)

Dated:	March 12, 2018	/s/ Harry Fleming
Harry Fleming
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 12, 2018	/s/ David Young
David Young
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 12, 2018	/s/ Harry Fleming
Harry Fleming
Chairman of the Board and Chief Executive Officer

Dated:	March 12, 2018	/s/ Steven Ozonian
Steven Ozonian
Director

Dated:	March 12, 2018	/s/ Mike Nichols
Mike Nichols
Director

Dated:	March 12, 2018	/s/ Neil Badlani
Neil Badlani
Director

Dated:	March 12, 2018	/s/ Susan Watt
Susan Watt
Director

Dated:	March 12, 2018	/s/ Tom Foster
Tom Foster
Director