Form 10-Q
period 2018-03-31
Nobilis Health Corp.
filed 2018-05-08
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
78,183,802 common shares as of May 8, 2018.

In this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (“Quarterly Report”), the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp. and all of its subsidiaries.

Part I - Financial Information

Item 1. Financial Statements

Nobilis Health Corp.
Consolidated Balance Sheets
March 31, 2018 and December 31, 2017
(in thousands, except share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash	$23,239	$22,536
Trade accounts receivable, net of allowance of $3,629 and $2,598 at March 31, 2018 and December 31, 2017, respectively	133,362	144,522
Medical supplies	3,146	3,356
Prepaid expenses and other current assets	15,126	14,472
Total current assets	174,873	184,886
Property and equipment, net	49,035	51,559
Intangible assets, net	64,340	65,990
Goodwill	116,072	116,072
Deferred tax asset	10,933	9,951
Other long-term assets	2,580	2,580
Total Assets	$417,833	$431,038
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$18,680	$24,312
Accrued liabilities	33,724	35,393
Current portion of capital leases	3,040	3,249
Current portion of long-term debt	3,766	3,766
Current portion of convertible promissory notes	6,750	4,250
Other current liabilities	13,786	16,324
Total current liabilities	79,746	87,294
Lines of credit	24,000	18,000
Long-term capital leases, net of current portion	12,025	12,667
Long-term debt, net of current portion	89,021	90,619
Convertible promissory notes, net of current portion	1,750	4,250
Warrant and stock option derivative liabilities	445	384
Other long-term liabilities	2,927	3,036
Total liabilities	209,914	216,250
Commitments and Contingencies
Contingently redeemable noncontrolling interest	16,947	17,161
Shareholders' Equity:
Common shares, no par value, unlimited shares authorized, 78,183,802 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid in capital	226,624	225,790
Accumulated deficit	(79,101)	(75,245)
Total shareholders’ equity attributable to Nobilis Health Corp.	147,523	150,545
Noncontrolling interests	43,449	47,082
Total shareholders' equity	190,972	197,627
Total Liabilities and Shareholders' Equity	$417,833	$431,038
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Patient and net professional fees	$63,513	$64,901
Contracted marketing revenues	135	1,379
Factoring revenues	809	2,022
Total revenues	64,457	68,302
Operating expenses:
Salaries and benefits	16,227	15,321
Drugs and supplies	9,915	12,744
General and administrative	28,323	33,688
Bad debt expense, net	1,031	—
Depreciation and amortization	4,631	2,338
Total operating expenses	60,127	64,091
Corporate expenses:
Salaries and benefits	2,611	2,439
General and administrative	3,545	4,253
Legal expenses	830	571
Depreciation	94	83
Total corporate expenses	7,080	7,346
Loss from operations	(2,750)	(3,135)
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	61	(375)
Interest expense	2,885	1,255
Other income, net	(1,851)	(258)
Total other expense (income)	1,095	622
Loss before income taxes and noncontrolling interests	(3,845)	(3,757)
Income tax benefit, net	(704)	(1,551)
Net loss	(3,141)	(2,206)
Net income attributable to noncontrolling interests	711	192
Net loss attributable to Nobilis Health Corp.	$(3,852)	$(2,398)
Net loss per basic common share	$(0.05)	$(0.03)
Net loss per fully diluted common share	$(0.05)	$(0.03)
Weighted average shares outstanding (basic)	78,183,802	77,805,014
Weighted average shares outstanding (fully diluted)	78,183,802	77,805,014
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,141)	$(2,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,725	2,421
Provision for bad debts	1,031	—
Share-based compensation	835	1,264
Change in fair value of warrant and stock option derivative liabilities	61	(375)
Deferred income taxes	(982)	(1,831)
Loss on sale of property and equipment	61	—
Loss from equity method investment	—	61
Amortization of deferred financing fees	340	109
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	10,129	22,966
Medical supplies	210	802
Prepaid expenses and other current assets	(656)	(2,514)
Trade accounts payable and accrued liabilities	(7,301)	(5,170)
Other current liabilities	(2,537)	1,194
Other long-term liabilities	(110)	(189)
Net cash provided by operating activities	2,665	16,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(641)	(3,506)
Proceeds on sale of property and equipment	22	—
Acquisitions, net of cash acquired	—	(7,883)
Net cash used for investing activities	(619)	(11,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(4,554)	(1,200)
Payments on capital lease obligations	(851)	773
Proceeds from line of credit	6,000	3,000
Payments on debt	(1,938)	(656)
Deferred financing fees	—	(466)
Net cash (used for) provided by financing activities	(1,343)	1,451

NET INCREASE IN CASH	703	6,594
CASH — Beginning of period	22,536	24,572
CASH — End of period	$23,239	$31,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,949	$707
Cash paid for taxes	$4	$—
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights and, in the case of variable interest entities, with respect to which the Company is determined to be the primary beneficiary. In the opinion of management, material adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included. All significant intercompany transactions and accounts have been eliminated upon consolidation.
The accompanying interim consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except that the Consolidated Balance Sheet at December 31, 2017, is derived from previously audited consolidated financial statements.
These consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. Therefore, these interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”) filed with the SEC on March 12, 2018. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. There have been no material changes to the Company’s critical accounting policies or estimates from those disclosed in the 2017 Annual Report.
Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. The reclassifications included in these comparative interim consolidated financial statements represent a change in presentation within Note 7 - Accrued Expenses and Other Current Liabilities to separately state deferred lease liabilities. The reclassifications were deemed to be immaterial to the consolidated financial statements both individually and in the aggregate.
Revenue Recognition
On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers (“new revenue standard”) to all contracts that were not completed using the modified retrospective method.
Under the modified retrospective method, the cumulative effect of initially applying the new revenue standard is recorded as an adjustment to the opening balance of retained earnings on the date of initial application; prior periods are not restated. Because the Company did not identify any changes to the recognition of revenue under ASC 606 as compared to legacy U.S. GAAP, the Company had no adjustment to record as of the date of initial application. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.
Under ASC 606, revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard provides a principles-based, five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied.
The Company’s sources of revenues within the scope of ASC 606 include patient and net professional fees and related ancillary services, management fees, and contracted marketing revenues. These revenues are further discussed within Note 6 - Revenues and Related Accounts Receivable, net.
The Company also recognizes revenues from factoring. Factoring revenues are generated from certain accounts receivables purchased from third parties (typically, practicing physicians) in the ordinary course of business, and are accounted for under ASC 860 Transfers and Servicing. Purchase price is determined either by a flat fee per medical procedure (reflecting a discount to the face amount of the receivable), as dictated per the agreement, or as a percentage of final collections. At the time of purchase, Nobilis acquires the right to collect the full amount of the receivable and assumes all associated financial risk. Costs related to billings and collections are borne by the Company, without any recourse to the third-party seller and reflected as a component of operating expenses. Factoring revenues represent the excess of collections of purchased receivables over their acquisition cost and are recognized over the period from purchase to collection.
Recently Issued Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2018-03, Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company adopted this pronouncement in the current period and had no material impact on our consolidated financial statements.
NOTE 3 – BUSINESS ACQUISITIONS
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
Elite Management Companies ("Elite")
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
For the three months ended March 31, 2018, Elite had $5.6 million in net revenues and net income attributable to Nobilis Health Corp. of $1.4 million which is included in the Company’s consolidated statement of operations for the three months ended March 31, 2018.

The costs related to the transaction were $0.3 million and were expensed during the fourth quarter in 2017. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2017.
The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company's acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is still in the process of assessing the fair value of trade accounts receivable, property and equipment, intangibles, goodwill, leases and working capital adjustment. The Company expects to finalize our analysis during 2018. For the Elite intangible assets, we used the multi-period excess earnings method to estimate the fair value of the hospital department management agreements, the with-and-without method to estimate the fair value of a non-compete agreement, and the relief-from-royalty method to estimate the fair value of the trade name. These are included within the intangible assets balance in the table below. To evaluate the contract value of the acquired accounts receivable, we compared historical trended accrued revenue and collections to determine the appropriate amount to record at time of acquisition.
The following table summarizes the preliminary fair values of the identifiable assets acquired and liabilities assumed at the date of acquisition (in thousands):

Management Companies Combined	November 15, 2017

Assets acquired:
Cash	$150
Trade accounts receivable	6,490
Prepaid expenses and other current assets	145
Property and equipment	11,225
Other long-term assets	1,057
Intangible assets	47,905
Goodwill	46,069
Total assets acquired	$113,041

Liabilities assumed:
Trade accounts payable	$499
Accrued liabilities	674
Total liabilities assumed	$1,173

Consideration:
Cash	$53,620
Noncontrolling interests	47,124
Future obligation - payment for additional equity interests	4,389
Convertible promissory note	3,500
Escrow	2,500
Stock issued	500
Stock options issued	235
Total consideration	$111,868
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
Buyer received substantially all of the operating assets of Sellers in exchange for an aggregate purchase price of approximately $13.3 million, comprised of $8.3 million in cash, $5.0 million in the form of a convertible note and an additional $0.3 million purchase price increase related to a working capital adjustment. More information about the convertible promissory note is discussed in Note 9 - Debt.
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
Revenues and net loss for the three months ended March 31, 2018, are $1.7 million and $2.3 million, respectively.
The costs related to the transaction were nominal and were expensed in 2017. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2017.
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
Unaudited Supplemental Pro Forma Information
The following table presents the unaudited pro forma results of the Company as if all of the business combinations previously discussed had been made on January 1, 2016, the annual period prior to the date of the acquisitions. The pro forma information is based on the Company’s consolidated results of operations for the three months ended March 31, 2017. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.
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
The following table shows our pro forma results for the three months ended March 31, 2017 (in thousands, except per share amounts):

2017

Revenue	$81,264
Income from operations	$2,604
Net income (loss) attributable to Nobilis Health Corp.	$(1,158)
Net income (loss) per basic common share	$(0.01)
Pro-forma adjustments for 2018 are not applicable as all of the entities mentioned above were acquired prior to the three months ended March 31, 2018.
NOTE 4 – INVESTMENTS IN ASSOCIATES
In March 2016, the Company acquired a 58% interest in Athelite Holdings LLC ("Athelite"), a holding company with a 70% interest in Dallas Metro Surgery Center LLC ("Dallas Metro"), a company formed to provide management services to a Hospital Outpatient Department (HOPD). In April 2016, Athelite interest in Dallas Metro was reduced to 62%. The Athelite investment is accounted for as an equity method investment as the Company did not obtain the necessary level of control for the investment to be accounted for as a business combination. This is due to the fact that the Company does not have the ability to directly appoint a majority of the board members of Dallas Metro or independently make strategic operational decisions. The carrying value as of March 31, 2018 was $0.4 million. The investment is classified as other long-term assets in the Consolidated Balance Sheets.
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
The following tables set forth certain information with respect to the Company’s payor concentration. Patient and net professional fee revenues by payor are summarized below for the applicable periods:
MEDICAL SEGMENT

	Three Months Ended March 31,
Payors	2018	2017

Private insurance and other private pay	97.9%	96.2%
Workers compensation	1.0%	3.4%
Medicare	1.1%	0.4%
Total	100%	100%

MARKETING SEGMENT

	Three Months Ended March 31,
Payors	2018	2017

Private insurance and other private pay	100.0%	100.0%
Workers compensation	0.0%	0.0%
Medicare	0.0%	0.0%
Total	100%	100%
CONSOLIDATED SEGMENTS

	Three Months Ended March 31,
Payors	2018	2017

Private insurance and other private pay	97.9%	97.5%
Workers compensation	1.0%	2.3%
Medicare	1.1%	0.2%
Total	100%	100%
Three facilities represent approximately 84% and 94.6% of the Company's contracted marketing revenues for the three months ended March 31, 2018 and 2017, respectively.
NOTE 6 - REVENUES AND RELATED ACCOUNTS RECEIVABLE
Patient and Net Professional Fees
Patient and net professional fees - Patient and net professional fees include facility fees, ancillary services fees, and management fees for services rendered at the healthcare facilities we operate or manage and consist primarily of fees for the use of those facilities. Facility fees and ancillary services fees are recognized at the date the related medical procedure is performed, which is the point in time the promised services are provided. Given the nature of our business, we have no material post-care performance obligations after the date of the medical procedure. Ancillary services are performed during an episode of care and include neuromonitoring, anesthesia, and professional staffing. Facility fees as well as related ancillary services fees are recognized at the amounts expected to be collected, net of any patient discounts and contractual and other adjustments of third-party payors. Our revenues exclude any amounts billed for physicians’ services, which are billed separately by the physicians to the patient or third-party payor.
Management fees are earned from long-term management agreements entered into with third-party healthcare facilities. The Company’s performance obligation in these arrangements is to manage the day-to-day operations of these facilities for which the Company earns monthly management fees based on a percentage of collections of the facilities, less certain expenses incurred by the facilities during the period. The Company acts as an agent of the contracting healthcare provider in these scenarios and recognizes revenue over the management period as the management services are performed.
The Company estimates patient and net professional fees using the expected value of each patient visit, which is based on the facility in which the service was performed, the services provided and the third-party payor, if one is applicable, that is associated with the encounter.
If a service is provided at an in-network facility, these three parameters are utilized to determine the contract rate for such services.
If a service is provided at an out-of-network facility, these three parameters are utilized along with historical collection experience to determine the applicable expected value.
Payment terms for services vary depending on the benefits available from the patient's insurance provider. In some cases, services provided are not covered by a contract between the Company and the payor. In these instances, payment terms such as timing are not defined. In instances where a contract is in place for services, the timing of payment is required within a specified time frame or interest begins to accrue on the outstanding balance. Given these constraints and the variable nature of the information required by payors, the collection timing is protracted and can be lengthy.

The Company does not disclose the transaction price allocated to unsatisfied performance obligations because its performance obligations have an expected duration of one year or less (facility fees and ancillary services fees) or the promised consideration is variable and relates to a wholly unsatisfied promised service (management fees). As of March 31, 2018, our management fee contracts have a remaining duration of approximately five years.
The following table disaggregates the Company’s patient and net professional fees by facility type - i.e., by hospital, ASC, clinic service and ancillary services (in thousands except case data):

	Three Months Ended March 31,
	Revenues (in thousands)		Number of Cases
	2018	2017	2018	2017

Hospitals	$45,670	$41,848	2,715	2,593
ASCs	12,044	8,115	2,401	1,676
Clinics	3,088	3,106	—	—
Ancillary services	2,912	11,737	—	—
Total	$63,714	$64,806	5,116	4,269
All patient and net professional fees and related ancillary services and management fee revenues are included within our Medical segment.
Contracted Marketing
Contracted Marketing Revenues - The Company earns contracted marketing revenue for marketing services provided through marketing services agreements with third-party specialty surgical hospitals, ASC’s and other ancillary service providers that are not a part of the Company’s network of licensed facilities. The Company’s performance obligation under these arrangements is to identify candidates for applicable medical procedures through marketing, patient intake, and upfront education efforts for which we earn a fee based on a percentage of collections from the marketed procedures performed by the outside facilities. Revenue is recognized upon performance of the corresponding medical procedure, which is the point in time our marketing services transfer a benefit to the third-party facilities.
The Company does not disclose the transaction price allocated to unsatisfied performance obligations because the promised consideration is variable and relates to wholly unsatisfied promised services. The Company estimates contracted marketing revenue using the expected value of each successfully marketed medical procedure, which is based on the facility in which the service is performed, the services provided and the third-party payor, if one is applicable. These parameters are utilized along with historical collection experience to determine the contracted marketing fee. Most of our marketing contracts have initial one-year terms with automatic renewals.
Revenues for contract marketing were $0.1 million and $1.4 million for the three months ended March 31, 2018, and 2017, respectively.
All contract marketing revenues, together with factoring revenues, are included in our Marketing segment.
Contract Assets and liabilities
Payment for services performed is generally received at the date of the related medical procedure or thereafter, at which time the Company has an unconditional right to collection. For management fees, payment is received monthly for the services rendered in the preceding month. As such, the Company does not have any material contract asset or contract liability balances.
Accounts Receivable
A detail of trade accounts receivable, net as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018	December 31, 2017
Trade accounts receivable	$131,235	$140,580
Allowance for doubtful accounts	(3,629)	(2,598)
Receivables purchased	5,756	6,540
Trade accounts receivable, net	$133,362	$144,522
Accounts receivable related to accounts greater than 365 days was $26.2 million and $20.4 million as of March 31, 2018 and December 31, 2017, respectively.

Bad debt expense was $1.0 million for the three months ended March 31, 2018 and nil for the three months ended March 31, 2017.
A detail of allowance for doubtful accounts as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	Balance at Beginning of Period	Costs and Expenses	Recovery	Write-offs, net (1)	Balance at End of Period
Allowance for doubtful accounts:
Balance as of December 31, 2017	$(750)	(2,402)	—	554	$(2,598)
Balance as of March 31, 2018	$(2,598)	(1,031)	—	—	$(3,629)

(1) Adjudication of previously recorded allowance for doubtful accounts
From time to time, we transfer to third parties certain of our accounts receivable balances on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of March 31, 2018 and December 31, 2017, there remained a balance of nil and nil, respectively, in transferred receivables pursuant to the terms of the original agreement.
For the three months ended March 31, 2018 and 2017, the Company received advanced payments of nil and $0.1 million, respectively. During the same time period, the Company transferred nil and $0.5 million of receivables, net of advancement of payment. Concurrently, upon collection of these transferred receivables, payment will be made to the transferee.
Athas Health, LLC ("Athas"), Nobilis Health Network Specialist Group, PLLC (NHNSG), NH Clinical Services, PLLC ("NH Clinical") and Premier Health Specialists, LLC ("Premier") purchase receivables from physicians, at a discount, on a non-recourse basis. The discount and purchase price vary by specialty and are recorded at the date of purchase, which generally occurs 30 to 45 days after the accounts are billed. These purchased receivables are billed and collected by Athas, NHNSG, NH Clinical and Premier and they retain 100% of what is collected after paying the discounted purchase price. Following the transfer of the receivable, the transferor has no continued involvement and there are no restrictions on the receivables.
Gross revenue from purchased receivables was $2.6 million and $4.4 million for three months ended March 31, 2018 and 2017 respectively. Revenue, net of the discounted purchase price, was $0.8 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively.
Accounts receivable for purchased receivables was $5.8 million and $6.5 million for the three months ended March 31, 2018 and year ended December 31, 2017, respectively. Revenue from receivables purchased is recorded in the factoring revenue line item within the Consolidated Statements of Operations.
NOTE 7 – ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
The following table presents a summary of items comprising accrued liabilities and other current liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Accrued liabilities:
Accrued salaries and related benefits	$5,575	$4,588
Contract services	4,256	3,836
Lab expense	5,552	6,366
Deferred lease liability	3,326	3,269
Other	15,015	17,334
Total accrued liabilities	$33,724	$35,393
Other current liabilities:
Estimated amounts due to third party payors	$5,081	$5,081
Additional equity interest purchase obligation in conjunction with Elite acquisition	4,389	4,389
Other	4,316	6,854
Total other current liabilities	$13,786	$16,324

NOTE 8 – OTHER LONG-TERM LIABILITIES
The Company assumed real property leases in conjunction with certain business acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. Of the $2.9 million balance in other long-term liabilities at March 31, 2018, approximately $2.7 million relates to unfavorable leases. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to March 31, 2018, is $0.2 million for the remainder of 2018, $0.3 million for 2019, 2020, 2021, $0.2 million for 2022, and $1.7 million thereafter.
NOTE 9 – DEBT
BBVA Credit Agreement
On October 28, 2016, the Company ("Borrower") entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin of 4.75%. The effective rate for the Term Loan as of March 31, 2018 was 6.64%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021.
The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of March 31, 2018 was 6.64%. The maturity date of the Revolver is October 28, 2021. Additionally, the Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. The Company executed Amendment No. 2 to the BBVA Credit agreement and exercised its option to extend our commitments. The Company created ("Term Loan B") and added $50 million in debt on November 15, 2017 (discussed further below). As of March 31, 2018, the outstanding balances on the Term Loan and Revolver were $98.6 million and $24.0 million, respectively.
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
The Company entered into Amendment No. 2 to BBVA Credit Agreement, dated November 15, 2017, by and among Northstar Healthcare Acquisitions, L.L.C., a Delaware limited liability company and wholly owned subsidiary of Nobilis Health Corp., and Northstar Healthcare Holdings, Inc., a Delaware corporation, entered into the Amendment and certain subsidiaries of the Company. The purpose of the Amendment was to finance the aforementioned Elite acquisition, thereby increasing the aggregate principal amount by $50.0 million through issuance of the Term B Loan. The Term B Loan bears interest on the outstanding principal amount at a rate of the then applicable LIBOR, plus an applicable margin of 6.75%. The effective rate for the Term B Loan as of March 31, 2018 was 8.64%. All outstanding principal on the Term Loan under the Credit Agreement matures on November 15, 2022.
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
As of March 31, 2018, the Company was in compliance with its covenants.
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
In February 2018, the Company entered into a settlement agreement in connection with contract disputes that arose during the year with the sellers of the Company's acquisition of Arizona Vein and Vascular Center, LLC (AVVC) and its four affiliated surgery centers operating as Arizona Center for Minimally Invasive Surgery, LLC (ACMIS), (collectively “AZ Vein”). This settlement resulted in the derecognition of certain liabilities, including the convertible promissory note of $2.25 million discussed herein.
Convertible Promissory Note - HVC
In conjunction with our purchase of HVC, we entered into a $5.0 million convertible promissory note. The convertible promissory note matures on March 8, 2019, bears interest at 5% per annum and is payable in two equal installments over a two-year period. The convertible promissory note (outstanding principal but excluding accrued and unpaid interest) can be converted into common shares of NHC (the "Conversion Shares"), at the sole discretion of NHC and NHA, on the maturity date. The number of Conversion Shares will be based on a price per share equal to the quotient obtained by dividing the conversion amount by the volume weighted average price of the common shares on the NYSE in the trailing ten trading days prior to the maturity date. There are no pre-payment penalties.
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
Debt as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017

Lines of credit	$24,000	$18,000
Term loan	98,550	100,488
Convertible promissory notes	8,500	8,500
Gross debt	131,050	126,988
Less: unamortized debt issuance costs	(5,763)	(6,103)
Debt, net of unamortized debt issuance costs	125,287	120,885
Less: current debt, net of unamortized debt issuance costs	(10,516)	(8,016)
Long-term debt, net	$114,771	$112,869

Future maturities of debt as of March 31, 2018 are as follows (in thousands):

March 31, 2018

2018	$11,875
2019	6,875
2020	5,125
2021	67,800
2022	39,375
Total	$131,050
NOTE 10 – FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrant and stock option derivative liabilities. There have been no transfers between fair value measurement levels during the three months ended March 31, 2018.
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and the Company's fiscal year ended December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017:
Warrant and stock option derivative liabilities	$—	$—	$384	$384
Total	$—	$—	$384	$384
March 31, 2018:
Warrant and stock option derivative liabilities	$—	$—	$445	$445
Total	$—	$—	$445	$445
In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consist of warrant and stock option derivative liabilities.
The estimated fair values of the warrant and stock option derivative liabilities were measured using the Black-Scholes valuation model (refer to Note 12 - Options liabilities). Due to the nature of valuation inputs, the valuation of the warrants is considered a Level 3 measurement.
The remaining outstanding warrants and options expired in May of 2017. The balance of the Company's warrant and option derivative liabilities is zero as of March 31, 2018.

NOTE 11 – SHARE BASED COMPENSATION
Stock Options
The Company granted a total of 370,000 stock options during the three months ended March 31, 2018. Of the options granted during the three months ended March 31, 2018, 100,000 of those vested immediately and 270,000 vest ratably over one and three-year periods.
The following table summarizes stock option activity for the three months ended March 31, 2018 and 2017:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted-Average Remaining Life (years)

Outstanding at January 1, 2017	7,544,025	$2.61	9.0
Granted	175,000	$2.30	9.8
Exercised	—	$—	—
Forfeited	(520,000)	$3.34	—
Outstanding at March 31, 2017	7,199,025	$2.55	8.8
Exercisable at
Exercisable at March 31, 2017	3,097,358	$2.36	8.4
Exercisable at
Outstanding at January 1, 2018	8,864,025	$2.17	8.5
Granted	370,000	$1.40	9.9
Exercised	—	$—	—
Forfeited	(5,000)	$1.99	—
Outstanding at March 31, 2018	9,229,025	$2.14	8.3
Outstanding at
Exercisable at March 31, 2018	5,787,421	$2.23	8.0
The above table includes 500,000 options issued to a non-employee, 500,000 of these are exercisable, and all are still outstanding at March 31, 2018. Refer to Note 12 - Options liabilities for discussion regarding the classification of these options within the Company's consolidated balance sheets.
The total intrinsic value of stock options exercised was nil and nil during the three months ended March 31, 2018 and 2017, respectively, as there were no exercised options in either period. Assuming all stock options outstanding were fully vested at March 31, 2018, the total intrinsic value of in-the-money outstanding stock options would have been $0.4 million at March 31, 2018.
The Company recorded total stock compensation expense relative to employee stock options of $0.8 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.
The fair values of the employee stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017

Expected price volatility	81% - 91%	87%
Risk free interest rate	2.45% - 2.65%	2.03% - 2.08%
Expected annual dividend yield	0%	0%
Expected option term (years)	5 - 6	6
Expected forfeiture rate	7.4% - 12.9%	4.6%
Grant date fair value per share	$0.95 - $1.00	$1.52 - $1.81
Grant date exercise price per share	$1.38 - $1.45	$2.16 - 2.32

For stock options, the Company recognizes share based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.
NOTE 12 – OPTIONS LIABILITIES
Options Issued to Non-Employees
In 2014, the Company issued 650,000 options to professionals providing services to the organization. These professionals did not meet the definition of an employee under U.S. GAAP. During 2017, one of the two non-employee professionals became an employee of the Company. At this time, the Company revalued the associated 150,000 shares and reclassified $0.1 million out of the liability and into equity. At March 31, 2018, there were 500,000 options outstanding all of which are fully vested and exercisable to the remaining non-employee professional.
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
Options issued to non-employees are reclassified from liabilities to equity on the performance completion date. Under U.S. GAAP, such options may not be considered indexed to our stock because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Stock option liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant and stock option liabilities”. At March 31, 2018, there were 500,000 unexercised non-employee options requiring liability classification.
The changes in fair value of the liability related to vested yet unexercised options issued to non-employees during the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of year	$384	$899
Vested during the period	—	63
Change in fair value recorded in earnings	61	(371)
Balance as of March 31, 2018 and 2017	$445	$591
NOTE 13 – EARNINGS PER SHARE
Basic net earnings attributable to Nobilis common shareholders, per common share, excludes dilution and is computed by dividing net earnings attributable to Nobilis common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to Nobilis common shareholders, per common share, is computed by dividing net earnings attributable to Nobilis common shareholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable upon the vesting stock option awards determined under the treasury stock method, or potentially convertible shares related to our convertible promissory notes determined under the if-converted method, whichever method is more dilutive.
A detail of the Company’s earnings per share is as follows (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2018	2017

Basic:
Net loss attributable to Nobilis Health Corp.	$(3,852)	$(2,398)
Weighted average common shares outstanding	78,183,802	77,805,014
Net loss per common share	$(0.05)	$(0.03)
Since the Company reflected a net loss during the three month periods end March 31, 2018 and 2017, the effect of considering any common stock equivalents would have been anti-dilutive. As a result, a separate computation of dilutive loss per share is not presented.

NOTE 14 – NONCONTROLLING INTERESTS
Interests held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners' share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated balance sheets.
Agreements with the third-party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of March 31, 2018 and December 31, 2017. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s Consolidated Balance Sheets as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests are as follows at March 31, 2018 and December 31, 2017 (in thousands):

	NHC - ASC Dallas	First Nobilis	Total

Balance at January 1, 2017	$397	$13,907	$14,304
Distributions	—	—	—
Net income attributable to noncontrolling interests	149	2,708	2,857
Total contingently redeemable noncontrolling interests at December 31, 2017	$546	$16,615	$17,161

Balance at January 1, 2018	$546	$16,615	$17,161
Distributions	—	—	—
Net income (loss) attributable to noncontrolling interests	(1)	(213)	(214)
Total contingently redeemable noncontrolling interests at March 31, 2018	$545	$16,402	$16,947
Certain of our consolidated subsidiaries that are less than wholly owned meet the definition of a Variable Interest Entity (VIE), and we hold voting interests in all such entities. We consolidate the activities of VIEs for which we are the primary beneficiary. In order to determine whether we own a variable interest in a VIE, we perform a qualitative analysis of the entity’s design, organizational structure, primary decision makers and relevant agreements. Such variable interests include our voting interests, and may also include other interests and rights, including those gained through management contracts.
Since our core business is the management and operation of health care facilities, our subsidiaries that are determined to be VIEs represent entities that own, manage and operate such facilities. Voting interests in such entities are typically owned by us, by physicians practicing at these facilities (or entities controlled by them) and other parties associated with the operation of the facilities. In forming such entities, we typically seek to retain operational control and, as a result, in some cases, voting rights we hold are not proportionate to the economic share of our ownership in these entities, which causes them to meet the VIE definition. We consolidate such VIEs if we determine that we are the primary beneficiary because (i) we have the power to direct the activities that most significantly impact the economic performance of the VIE via our rights and obligations associated with the management and operation of the VIEs health care facilities, and (ii) as a result of our obligation to absorb losses and the right to receive residual returns that could potentially be significant to the VIE, which we have through our equity interests.

The following table summarizes the carrying amount of the assets and liabilities of our material VIEs included in the Company’s Consolidated Balance Sheets (in thousands):

	March 31, 2018	December 31, 2017

Total cash and short term investments	$1,532	$1,709
Total accounts receivable	24,142	25,385
Intercompany (1)	9,105	9,021
Total other current assets	1,846	1,918
Total property and equipment	14,706	15,457
Total other assets	190	190
Total assets	$51,521	$53,680

Total accounts payable	$3,543	$3,617
Total other liabilities	1,447	1,662
Intercompany (1)	43,425	41,201
Total accrued liabilities	12,468	14,057
Long term - capital lease	11,072	11,407
Noncontrolling interest	(10,139)	(9,924)
Total liabilities	$61,816	$62,020
(1) These intercompany balances are due to/from other Nobilis entities and eliminate upon consolidation of Nobilis Health Corp. The intercompany liabilities net of receivables indicate the VIE's indebtedness to the Company and represents the amounts the Company has advance to these entities over the past years to fund operations.
NOTE 15 – INCOME TAXES
The Company is a corporation subject to federal income tax at a statutory rate of 21% of pretax earnings. The Company estimates an annual effective income tax rate of 19.4% for U.S. and none for Canada based on the projected results for the year and applies this rate to income before taxes to calculate income tax expense.
The net tax benefit for the three months ended March 31, 2018 was $0.7 million, resulting in an effective tax rate of approximately 18.3%, compared to an income tax benefit of $1.6 million with an effective tax rate of approximately 41.9% for the prior corresponding period, which was subject to a federal income tax statutory rate of 35%. The net tax expense amount includes $0.3 million and $0.3 million tax expense for states in which the Company operates for the three months ended March 31, 2018 and 2017, respectively.  The Company did not recognize any foreign tax expense or benefit for the three months ended March 31, 2018 and 2017, as the Company had a full valuation allowance against deferred tax assets.
The following items caused the first quarter effective income tax rate to be different from the statutory rate:

•
Canada is excluded from the worldwide annual effective tax rate calculation because Canada has historical ordinary losses but does not expect to recognize them and has recorded a full valuation allowance, which decreases the first quarter effective tax rate by approximately 1.2% for the three months ended March 31, 2018.

•
All of the Partnership’s earnings are included in the Company’s net income; however, the Company is not required to record income tax expense or benefit with respect to the portion of the Partnership’s earnings allocated to its noncontrolling limited partners, which increases the first quarter effective tax rate by approximately 4.6% for the three months ended March 31, 2018.

Based on management’s analysis, the Company did not have any uncertain tax positions as of March 31, 2018.

NOTE 16 – BUSINESS SEGMENT INFORMATION
A summary of the business segment information for the three and three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31, 2018
	Medical	Marketing	Corporate	Total

Revenues	$63,714	$743	$—	$64,457
Operating expenses	57,502	2,625	—	60,127
Corporate costs	—	—	7,080	7,080
Income (loss) from operations	6,212	(1,882)	(7,080)	(2,750)
Change in fair value of warrant and option liabilities	—	—	61	61
Interest expense	262	—	2,623	2,885
Other (income) expense	(1,891)	—	40	(1,851)
Income (loss) before income taxes	$7,841	$(1,882)	$(9,804)	$(3,845)

Other data:
Depreciation and amortization expense	$4,270	$361	$94	$4,725
Income tax expense (benefit)	$254	$40	$32	$326
Intangible assets, net	$53,643	$10,697	$—	$64,340
Goodwill	$97,059	$19,013	$—	$116,072
Capital expenditures	$423	$11	$207	$641
Total assets	$340,894	$46,261	$30,678	$417,833
Total liabilities	$68,427	$8,399	$133,088	$209,914

	Three Months Ended March 31, 2017
	Medical	Marketing	Corporate	Total

Revenues	$64,806	$3,496	$—	$68,302
Operating expenses	60,458	3,633	—	64,091
Corporate costs	—	—	7,346	7,346
Income (loss) from operations	4,348	(137)	(7,346)	(3,135)
Change in fair value of warrant and option liabilities	—	—	(375)	(375)
Interest expense	260	—	995	1,255
Other (income) expense	(330)	(8)	80	(258)
Income (loss) before income taxes	$4,418	$(129)	$(8,046)	$(3,757)

Other data:
Depreciation and amortization expense	$1,957	$381	$83	$2,421
Income tax expense	$313	$28	$(1,892)	$(1,551)
Intangible assets, net	$6,813	$12,447	$—	$19,260
Goodwill	$53,836	$19,011	$—	$72,847
Capital expenditures	$2,616	$1,125	$68	$3,809
Total assets	$216,814	$45,553	$45,793	$308,160
Total liabilities	$64,786	$7,798	$81,298	$153,882
Stock consideration given in conjunction with acquisition	$2,250	$—	$—	$2,250
Convertible promissory note	$7,250	$—	$—	$7,250

NOTE 17 – RELATED PARTY TRANSACTIONS
In March 2016, the Company acquired an interest in Athelite, a holding company which owns an interest in Dallas Metro, a company formed to provide management services to an HOPD. The Athelite investment is accounted for as an equity method investment (refer to Note 4 - Investments in associates). At March 31, 2018, the Company had $3.8 million in accounts receivable from the HOPD.
Physician Related Party Transactions
Nobilis maintains certain medical directorship, consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities. Material related party arrangements of this nature are described below:

•
In July 2014, the Company entered into a marketing services agreement with a physician equity owner and an entity owned by that physician equity owner’s brother. The Company incurred expenses of nil and $0.2 million to the entity during the three months ended March 31, 2018 and 2017, respectively.

•
In September 2014, the minority interest holder of a fully consolidated entity, who is also a partial owner of two other hospitals, entered into an ongoing business relationship with the Company. At March 31, 2018, the Company has a net amount due from these related parties of $6.2 million. In addition, the Company leases certain medical equipment and facility space from these related parties. Equipment lease costs of $0.5 million were incurred during both the three months ended March 31, 2018 and 2017, respectively. Facility lease costs of $0.5 million were incurred during both the three months ended March 31, 2018 and 2017, respectively.

•
In October 2014, the Company entered into a management agreement with an entity controlled by a physician equity owner. In June 2015, the Company expanded the relationship with this physician equity owner and an entity owned by the physician equity owner's wife to include consulting, marketing, medical supplies, medical directorship and on-call agreements (collectively "service agreements"). The Company incurred expenses of $0.3 million and $1.5 million in fees owed pursuant to the management agreement to the entity during the three months ended March 31, 2018 and 2017, respectively. The Company has incurred expenses of $0.5 million and nil in fees owed pursuant to the service agreements to the entity during the three months ended March 31, 2018 and 2017, respectively.

•
In April 2017, the minority interest holder of a fully consolidated entity, who is also a member of the Company's board of directors, entered into an ongoing business relationship with the Company. The Company incurred expenses of $0.2 million during the three months ended March 31, 2018. At March 31, 2018, the Company has a net amount due to this related party of $0.1 million.

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
We have not undertaken any obligation to publicly update or revise any forward-looking statements. All of our forward-looking statements speak only as of the date of the document in which they are made or, if a date is specified, as of such date. Subject to mandatory requirements of applicable law, we disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any changes in events, conditions, circumstances or information on which the forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing factors and the risk factors set forth elsewhere in this report and in our 2017 Annual Report filed with the SEC on March 12, 2018.
The following discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1—Financial Statements of this Quarterly Report, as well as our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our 2017 Annual Report.

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
In 2018 we will continue to expand the continuum of care that we offer our patients by furthering the integration of primary care physician practices into our business model. Through the alignment of primary care physicians, which includes an array of options from clinical integration to employment, this initiative will allow us to grow our referral based business, while providing direct exposure to the initial level of patient care and diversifying the services provided throughout our healthcare system. It also affords us the opportunity to broaden marketing services throughout the continuum of care and match the healthcare needs of patients, all while maintaining a focus on patient outcomes and satisfaction. Our engagement of primary care physicians at the clinical level will continue to drive contracted revenues and Management’s ongoing efforts to strengthen our revenue platform.
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
In addition to our vein and vascular business acquisitions, on September 13, 2017, we purchased DeRosa Medical, P.C. ("DeRosa"). DeRosa is a primary care practice that specializes in health and wellness, medically supervised weight loss, and chronic health condition management. The practice has three locations in the Phoenix, Arizona metropolitan area: Scottsdale, Chandler, and Glendale. The acquisition of DeRosa allows the Company to enhance our ability to serve patients across the continuum of care, from primary care needs to surgical procedures, utilizing its concierge care delivery model. The addition of DeRosa also complements the existing facilities located in Arizona.
On November 15, 2017, the Company acquired a 50.1% ownership in Elite Surgical Affiliates' ("Elite"), an in-network portfolio that manages three ASCs and one surgical hospital in Houston. The purchase was financed through an expansion of $50.0 million to the Company's current credit facility, cash of $6.1 million, a seller's note of $3.5 million, and stock of $0.5 million. This transaction represents the Company's largest acquisition to date and provides a significant enhancement to the Company's goal to realize the majority of revenues from in-network managed care contracts. In addition, this acquisition represents an expansion of 76 physician partners to the Houston market network of physicians and provides additional benefits in the form of operational efficiencies, increased company footprint, and an increase to available resources.
During the fourth quarter of 2017, the Company began operations at Mountain West Surgical Center (ASC) located in El Paso, Texas and Uptown Surgical Center (ASC) in Dallas, Texas. These ASCs will provide similar multi-specialty services to the current brands the Company markets to customers and those currently performed at other company owned facilities. These ASCs generate revenue through in-network contracts and progress the Company's overall in-network contributions to revenue while also capturing additional patients in the Dallas, West Texas, and New Mexico markets.
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
As of March 31, 2018, there are 33 Nobilis Facilities, consisting of 5 specialty surgical hospitals (4 in Texas and 1 in Arizona) (the "Nobilis Hospitals"), 13 ASCs (9 in Texas and 4 in Arizona) and 15 multi-specialty clinics (8 in Texas and 7 in Arizona), partnered with 34 facilities across the country and 9 marketed brands. We earn revenue in our Medical Segment from the “facility fees” or “technical fees” from third party payors or patients for the services rendered at the Nobilis Facilities. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures, and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients.
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

Operating Environment
The Medical Segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Segment are from reimbursement to the Nobilis Hospitals and Nobilis ASCs as “out-of-network” providers. This means the Nobilis Facilities are not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. The reimbursement to in-network providers, however, is typically far less than that paid to out of network providers. To a far lesser degree, the Nobilis Facilities earn fees from governmental payor programs such as Medicare. For the three months ended March 31, 2018 and 2017, we derived approximately 1.1% and 0.4% for the respective periods of our Medical Segment’s net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payers and patient co-pays, coinsurance, and deductibles.
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

Three Months Ended March 31, 2018 and 2017
(in thousands)

	Three Months Ended March 31,
	2018	2017
Revenues:
Patient and net professional fees	$63,513	$64,901
Contracted marketing revenues	135	1,379
Factoring revenues	809	2,022
Total revenues	64,457	68,302
Operating expenses:
Salaries and benefits	16,227	15,321
Drugs and supplies	9,915	12,744
General and administrative	28,323	33,688
Bad debt expense, net	1,031	—
Depreciation and amortization	4,631	2,338
Total operating expenses	60,127	64,091
Corporate expenses:
Salaries and benefits	2,611	2,439
General and administrative	3,545	4,253
Legal expenses	830	571
Depreciation	94	83
Total corporate expenses	7,080	7,346
Loss from operations	(2,750)	(3,135)
Other expense (income):
Change in fair value of warrant and stock option derivative liabilities	61	(375)
Interest expense	2,885	1,255
Other income, net	(1,851)	(258)
Total other expense (income)	1,095	622
Loss before income taxes and noncontrolling interests	(3,845)	(3,757)
Income tax benefit, net	(704)	(1,551)
Net loss	$(3,141)	$(2,206)
Revenues
Total revenues for the three months ended March 31, 2018, totaled $64.5 million, a decrease of $3.8 million or 5.6%, compared to $68.3 million in the prior corresponding period. Total cases increased by 844 to 5,275 cases, or 19.0%, compared to 4,431 cases in the prior corresponding period. Medical Segment revenues decreased by $1.1 million to $63.7 million or 1.7%, compared to $64.8 million in the prior corresponding period, and the Marketing Segment decreased by $2.8 million.
Salaries and Benefits
Operating salaries and benefits for the three months ended March 31, 2018, totaled $16.2 million, an increase of $0.9 million or 5.9%, compared to $15.3 million in the prior corresponding period. The Medical Segment increased by $0.8 million or 6.2%, while the Marketing Segment increased by $0.1 million or 3.0%, from the prior corresponding period.
Drugs and Supplies
Drugs and supplies expense for the three months ended March 31, 2018, totaled $9.9 million, a decrease of $2.8 million or 22.2%, compared to $12.7 million in the prior corresponding period.

General and Administrative
Operating general and administrative expense for three months ended March 31, 2018, totaled $28.3 million, a decrease of $5.4 million or 15.9%, compared to $33.7 million in the prior corresponding period. The Medical Segment accounted for $4.9 million or 14.6% of the decrease and the Marketing Segment made up the remaining $0.5 million of the decrease.
Depreciation and Amortization
Operating depreciation for the three months ended March 31, 2018, totaled $4.6 million, an increase of $2.3 million or 98.1%, compared to $2.3 million in the prior corresponding period. This increase is primarily due to the additional depreciation expense incurred related to acquired equipment and intangible assets through acquisitions of Elite, HVC and DeRosa within our Medical Segment.
Total Corporate Costs
To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs totaled $7.1 million, a decrease of $0.3 million or 3.6%, compared to $7.3 million in the prior corresponding period.
Salaries and benefits for the three months ended March 31, 2018, totaled $2.6 million, an increase of $0.2 million or 7.1%, compared to $2.4 million in the prior corresponding period. The $0.2 million increase is primarily due to the hiring of additional corporate staff related to accounting, finance, information technology and new corporate employees acquired through our acquisitions of Elite, HVC and DeRosa. General and administrative expenses for the three months ended March 31, 2018, totaled $3.5 million, a decrease of $0.7 million or 16.6%, compared to $4.3 million in the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in share based compensation expenses related to forfeitures of previously issued options and less issuances of options. Legal expenses for the three months ended March 31, 2018, totaled $0.8 million, an increase of $0.3 million or 45.4%, compared to $0.6 million from the prior corresponding period.
Other Expense (Income)
For the three months ended March 31, 2018, the Company recognized $1.1 million of other expense compared to $0.6 million in the prior corresponding period. Interest expense increased $1.6 million in the current period as a result of an increase in borrowings and amortization of debt issuance costs. In addition to interest, there was an increase of $1.6 million in other income which is primarily related to sublease rental income provided by our Elite entities, partially offset by a change in warrant and stock option derivative liability of $0.4 million.
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
Income Tax Expense (Benefit), Net
The net tax benefit for the three months ended March 31, 2018 was $0.7 million, compared to an income tax benefit of $1.6 million in the prior corresponding period. For the three months ended March 31, 2018, the effective tax rate differs from the annual tax rate primarily due to Canada's pre-tax book income (PTBI) which increases the rate by approximately 1.2% and the increase in noncontrolling interest which reduced the rate by 4.6%. The Company’s state tax expense was $0.3 million for the three months ended March 31, 2018. Our effective tax rate during the three months ended March 31, 2018 was approximately 18.3%. The Company estimates an annual effective income tax rate of 19.4% for U.S., and none for Canada, based on projected results for the year.
Noncontrolling Interests
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

MEDICAL SEGMENT
REVENUES
The following table sets out our comparable changes in Medical Segment revenues and case volume for our facilities as of the three months ended March 31, 2018 and 2017 (in thousands, except case and per case data):

	Three Months Ended March 31,
	Revenues (in thousands)		Number of Cases		Revenues per Case (2)
	2018	2017	2018	2017	2018	2017

Hospitals	$45,670	$41,848	2,715	2,593	$16,821	$16,139
ASCs	12,044	8,115	2,401	1,676	$5,016	$4,842
Clinics	3,088	3,106	—	—	—	—
Ancillary services	2,912	11,737	—	—	—	—
Total	$63,714	$64,806	5,116	4,269	$12,454	$15,181
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Medical Segment decreased by $1.1 million to $63.7 million or 1.7%, compared to $64.8 million in the prior corresponding period. Revenues decreased primarily due to the two hospitals that experienced turnover of physicians that were large contributors to facility revenue based on the acuity of the cases they perform on average. In addition, the Company discontinued our lab services product line. The Company has managed to mitigate this loss by continuing to backfill these higher acuity cases from the Marketing Segment and continuing to develop new relationships through the efforts of its sales force.
Salaries and Benefits
Salaries and benefits for the Medical Segment increased by $0.8 million to $13.7 million or 6.2%, compared to $12.9 million in the prior corresponding period. Operating salaries and benefits increased primarily due to additional headcount related to new employees acquired during the HVC and DeRosa acquisitions.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment decreased by $2.2 million to $9.8 million or 18.1%, compared to $12.0 million in the prior corresponding period. Drugs and supplies decreased compared to the prior corresponding period primarily due to the margin improvement as a result of increased utilization of GPO (Group Purchasing Organization) vendors, other national supply contracts negotiated by the Company and an increase in the utilization of surplus supply vendors. Management measures the efficiency of drugs and supplies spend as a percent of associated revenues.
General and Administrative
General and administrative expense for the Medical Segment decreased by $4.9 million to $28.7 million or 14.6%, compared to $33.6 million in the prior corresponding period. The decrease is the result of lower third party expenses, primarily associated with the discontinuation of our lab services product line.
For the three months ended March 31, 2018, marketing expenses allocated to the Medical Segment increased by $0.3 million to $8.0 million, compared to $7.7 million in the prior corresponding period. These marketing costs are allocated from our Marketing Segment for cases performed at Nobilis Facilities. Our number of cases allocated to the Medical Segment increased year over year, however, the Marketing segment began to implement efficiencies in cost per acquisition with the hiring of key staff within the department and lowering overall expenses to be allocated to the Nobilis Facilities. These cost efficiencies helped to reduce the impact of increased cost allocations to the Nobilis Facilities despite providing additional volumes in comparison to the prior period.

MARKETING SEGMENT
REVENUES
The following table set out our comparable changes in Marketing Segment revenues and case volumes for our facilities as of the three months ended March 31, 2018 and 2017 (in thousands, except cases and per case data):

	Three Months Ended March 31,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2018	2017	2018	2017	2018	2017

Marketing	$742	$3,496	159	162	$4,667	$21,580
Total	$742	$3,496	159	162	$4,667	$21,580
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Marketing Segment decreased by $2.8 million to $0.7 million or 79.1%, compared to $3.5 million in the prior corresponding period. Marketing Segment revenues decreased period over period primarily due to and unfavorable shift in acuity mix and the allocation of surgeries between external facilities.
Salaries and Benefits and General and Administrative
Salaries and benefits and general and administrative expenses decreased in total by $0.4 million or 14.1%, to $2.1 million from $2.5 million in the prior corresponding period. Salaries and benefits for the Marketing Segment increased by $0.1 million or 3.0%, to $2.5 million compared to $2.4 million in the corresponding period. The increase is primarily related to additional headcount year over year. Marketing costs and associated salaries and benefits are allocated to our Medical Segment for cases performed at Nobilis Facilities, which accounting for the Marketing Segment's $0.5 million decrease. The addition of key staff within the Marketing Segment has assisted the Company to implement cost efficiencies per acquisition..
Balance Sheet
The Company experienced material variances in certain balance sheet accounts as discussed herein.
Trade Accounts Receivable, Net
Trade accounts receivable, net, as of March 31, 2018, totaled $133.4 million, a decrease of $11.2 million or 7.7%, compared to $144.5 million for the year-ended December 31, 2017. The decrease is consistent with the seasonality of the healthcare industry. As previously mentioned herein, 35-40% of our revenues are earned in the fourth quarter, resulting in higher balances in accounts receivable at year end with collections and lower volume lowering the balance in the subsequent quarter.
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
Cash at March 31, 2018 and December 31, 2017 were $23.2 million and $22.5 million, respectively.
As of March 31, 2018, net cash provided by operating activities decreased by $13.9 million from the prior year attributable to a decrease in collections and net income performance in the current period. Net cash used for investing activities decreased by $10.8 million from the prior year primarily attributable to the closing of the HVC transaction on March 8, 2017 in the prior corresponding period. Net cash used for financing activities increased by $2.8 million from the prior year primarily due to an increase in distributions to noncontrolling interest as well as an increase in debt payments. These decreases were partially offset by an increase in borrowings from our line of credit.

As of March 31, 2018, the Company had consolidated net working capital of $95.1 million compared to $97.6 million as of December 31, 2017. The decrease is primarily due to the decrease in accounts receivable related to seasonality of the healthcare industry.
Debt
BBVA Credit Agreement
On October 28, 2016 the Company ("Borrower") entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin of 4.75%. The effective rate for the Term Loan as of March 31, 2018 was 6.64%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021.
The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of March 31, 2018 was 6.64%. The maturity date of the Revolver is October 28, 2021. Additionally, the Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. The Company executed Amendment No. 2 to the BBVA Credit agreement and exercised its option to extend our commitments. The Company created ("Term Loan B") and added $50 million in debt on November 15, 2017 (discussed further below). As of March 31, 2018, the outstanding balances on the Term Loan and Revolver were $98.6 million and $24.0 million, respectively.
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
The Company entered into Amendment No. 1 to BBVA Credit Agreement and Waiver, dated as of March 3, 2017, by and among NHA, certain subsidiaries of the Company party thereto, Compass Bank, and other financial institutions (the "Amendment"). The purpose of the Amendment was to (i) modify the definition of “Permitted Acquisition” to require Lender approval and consent for any acquisition which is closing during the 2017 fiscal year; (ii) modify certain financial definitions and covenants, including, but not limited to, an increase to the maximum Consolidated Leverage Ratio to 3.75 to 1.00 for the period beginning September 30, 2016 and ending September 30, 2017, and an increase to the Consolidated Fixed Charge Coverage Ratio to 1.15 to 1.00 for the period beginning September 30, 2016 and ending June 30, 2017; (iii) waive the Pro Forma Leverage Requirement in connection with the previously reported HVC; and (iv) provide each Lender’s consent to the HVC acquisition. The Amendment also contained a limited waiver of a specified event of default.
The Company entered into Amendment No. 2 to BBVA Credit Agreement, dated November 15, 2017, by and among Northstar Healthcare Acquisitions, L.L.C., a Delaware limited liability company and wholly owned subsidiary of Nobilis Health Corp., and Northstar Healthcare Holdings, Inc., a Delaware corporation, entered into the Amendment and certain subsidiaries of the Company. The purpose of the Amendment was to finance the aforementioned Elite acquisition, thereby increasing the aggregate principal amount by $50.0 million through issuance of the Term B Loan. The Term B Loan bears interest on the outstanding principal amount at a rate of the then applicable LIBOR, plus an applicable margin of 6.75%. The effective rate for the Term B Loan as of March 31, 2018 was 8.64%. All outstanding principal on the Term Loan under the Credit Agreement matures on November 15, 2022.
The BBVA Compass Credit Agreement contains three financial covenants that are tested beginning on December 31, 2017. The consolidated leverage ratio may not exceed (i) 4.00 to 1.00 as of the last day of any fiscal quarter from December 31, 2017 through and including September 30, 2018 (ii) 3.75 to 1.00 from December 31, 2018 through and including September 30, 2019 (iii) 3.50 to 1.00 from December 31, 2019 and thereafter, subject to covenant holidays upon the occurrence of certain conditions. The consolidated modified fixed charge ratio must be at a minimum (i) 1.25 to 1.00 as of the last day of any fiscal quarter from September 30, 2017 through and including December 31, 2018 (ii) 1.30 to 1.00 from March 31, 2019 through and including December 31, 2019 (iii) 1.35 to 1.00 from March 31, 2020 and thereafter, subject to covenant holidays upon the occurrence of certain conditions. The consolidated fixed charge ratio must be at a minimum (i) 1.25 to 1.00 as of the last day of any fiscal quarter from September 30, 2017 through and including December 31, 2017 (ii) 1.10 to 1.00 from March 31, 2018 through and including December 31, 2019 (iii) 1.35 to 1.00 from March 31, 2020 and thereafter, subject to covenant holidays upon the occurrence of certain conditions.
As of March 31, 2018, the Company was in compliance with its covenants.
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
In February 2018, the Company entered into a settlement agreement in connection with contract disputes that arose during the year with the sellers of the Company's acquisition of AZ Vein. This settlement resulted in the derecognition of certain liabilities, including the convertible promissory note of $2.25 million discussed herein.
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
Critical Accounting Policies
Our critical accounting policies are further described 2017 Annual Report. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2017.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources other than operating leases disclosed in Note 13 included in Part II, Item 8 —"Financial Statements and Supplementary Data” in our 2017 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing activities. Our term loans and revolving credit lines carry terms with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2018, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately$1.2 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Financial Officer (“CFO”), the principal financial officer, the Company's management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective during the three months ended March 31, 2018, except for the material weaknesses previously identified in Part II, Item 9A-Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 12, 2018.

Remediation Initiatives
We are currently in the process of implementing our remediation plans. To date, we have implemented and are continuing to implement a number of measures to address the material weaknesses identified. The remediation plan includes the following:

•
We are implementing enhanced internal controls and improving the communication and coordination among our third-party billing and collection agencies, finance department and our record-keeping procedures and we have expanded cross-functional involvement and input into monthly reviews of outstanding and aged accounts receivable due to the Company.

•
We are in the process of assessing the allowance for doubtful accounts process and methodology including documenting additional procedures; which includes those designed to add depth to our review procedures.

•
Implementing specific review procedures, including the added involvement of third-party specialists in the review of significant, complex and non-recurring transactions designed to enhance our financial reporting and month end close processes; and

•	Strengthening our financial reporting process with improved documentation standards, technical oversight and training related to third-party valuations and acquisition accounting.
Changes in Internal Control Over Financial Reporting
Except as discussed immediately above in the Remediation Initiatives, there has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings
See Part I, Item 1—"Financial Statements, Note 18 - Commitments and contingencies" of this Quarterly Report for an update on ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report.
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

May 8, 2018

By:	/s/ David Young
David Young
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)