Form 10-Q
period 2018-08-03
Nobilis Health Corp.
filed 2018-08-03
CIK 1409916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
78,250,469 common shares as of August 3, 2018.

In this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 (“Quarterly Report”), the terms "Nobilis", "we", "us", "our", "ours", or "the Company" refers to Nobilis Health Corp. and all of its subsidiaries.

Part I - Financial Information

Item 1. Financial Statements

Nobilis Health Corp. and Subsidiaries
Consolidated Balance Sheets
June 30, 2018 and December 31, 2017
(in thousands, except share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash	$16,531	$22,536
Trade accounts receivable, net of allowance of $0 and $2,598 at June 30, 2018 and December 31, 2017, respectively	143,699	144,522
Medical supplies	3,236	3,356
Prepaid expenses and other current assets	14,484	14,472
Total current assets	177,950	184,886
Property and equipment, net	46,173	51,559
Intangible assets, net	62,695	65,990
Goodwill	116,072	116,072
Deferred tax asset	10,710	9,951
Other long-term assets	2,571	2,580
Total Assets	$416,171	$431,038
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$23,790	$24,312
Accrued liabilities	29,516	35,393
Current portion of capital leases	2,992	3,249
Current portion of long-term debt	3,764	3,766
Current portion of convertible promissory notes	5,750	4,250
Other current liabilities	14,665	16,324
Total current liabilities	80,477	87,294
Lines of credit	26,000	18,000
Long-term capital leases, net of current portion	11,303	12,667
Long-term debt, net of current portion	88,072	90,619
Convertible promissory notes, net of current portion	1,750	4,250
Warrant and stock option derivative liabilities	228	384
Other long-term liabilities	2,853	3,036
Total liabilities	210,683	216,250
Commitments and Contingencies
Contingently redeemable noncontrolling interest	15,765	17,161
Shareholders' Equity:
Common shares, no par value, unlimited shares authorized, 78,250,469 and 78,183,802 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid in capital	227,735	225,790
Accumulated deficit	(78,212)	(75,245)
Total shareholders’ equity attributable to Nobilis Health Corp.	149,523	150,545
Noncontrolling interests	40,200	47,082
Total shareholders' equity	189,723	197,627
Total Liabilities and Shareholders' Equity	$416,171	$431,038
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net patient and professional fees	$64,479	$77,073	$126,961	$141,974
Contracted marketing revenues	2,309	1,573	2,444	2,952
Factoring revenues	1,561	1,316	2,370	3,338
Other revenue	840	—	1,758	—
Total revenues	69,189	79,962	133,533	148,264
Operating expenses:
Salaries and benefits	16,187	15,417	32,414	30,738
Drugs and supplies	10,501	12,579	20,416	25,323
General and administrative	26,353	35,150	54,676	68,838
Depreciation and amortization	5,114	2,728	9,745	5,066
Total operating expenses	58,155	65,874	117,251	129,965
Corporate expenses:
Salaries and benefits	2,975	3,623	5,586	6,062
General and administrative	3,197	2,595	6,742	6,848
Legal expenses	638	405	1,468	976
Depreciation	94	80	188	163
Total corporate expenses	6,904	6,703	13,984	14,049
Income from operations	4,130	7,385	2,298	4,250
Other (income) expense:
Change in fair value of warrant and stock option derivative liabilities	(217)	188	(156)	(187)
Interest expense	3,292	1,363	6,177	2,618
Other (income) expense, net	(1,180)	330	(2,113)	72
Total other expense	1,895	1,881	3,908	2,503
Income (Loss) before income taxes and noncontrolling interests	2,235	5,504	(1,610)	1,747
Income tax expense (benefit), net	495	2,249	(209)	698
Net income (loss)	1,740	3,255	(1,401)	1,049
Net income attributable to noncontrolling interests	855	1,670	1,566	1,862
Net income (loss) attributable to Nobilis Health Corp. (Basic)	$885	$1,585	$(2,967)	$(813)
Net income (loss) per basic common share	$0.01	$0.02	$(0.04)	$(0.01)
Net income (loss) per fully diluted common share	$0.01	$0.02	$(0.04)	$(0.01)
Weighted average shares outstanding (basic)	78,186,000	77,805,014	78,184,907	77,805,014
Weighted average shares outstanding (fully diluted)	82,153,945	78,115,242	78,184,907	77,805,014
The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,401)	$1,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,933	5,229
Share-based compensation	1,681	1,630
Change in fair value of warrant and stock option derivative liabilities	(156)	(187)
Deferred income taxes	(759)	120
Loss on sale of property and equipment	61	—
Loss from equity method investment	—	108
Amortization of deferred financing fees	670	233
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Trade accounts receivable	823	15,279
Medical supplies	120	1,300
Prepaid expenses and other current assets	(12)	(2,714)
Other long-term assets	9	—
Trade accounts payable and accrued liabilities	(6,399)	(5,130)
Other current liabilities	(1,659)	2,280
Other long-term liabilities	(183)	(303)
Net cash provided by operating activities	2,728	18,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,338)	(3,802)
Proceeds on sale of property and equipment	22	—
Acquisitions, net of cash acquired	—	(7,883)
Sale of additional ownership interest in subsidiaries	263	—
Net cash used for investing activities	(1,053)	(11,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	(9,840)	(1,520)
Principal payments on capital lease obligations	(1,621)	(2,214)
Proceeds from line of credit	8,000	3,000
Payments on debt	(4,219)	(1,356)
Deferred financing fees	—	(466)
Net cash used for financing activities	(7,680)	(2,556)

NET INCREASE (DECREASE) IN CASH	(6,005)	4,653
CASH — Beginning of period	22,536	24,572
CASH — End of period	$16,531	$29,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,579	$1,778
Cash paid for taxes	$1,203	$950

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations	$—	$2,461
Convertible promissory note	$—	$5,000

The accompanying notes are an integral part of the interim unaudited consolidated financial statements.

Nobilis Health Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
NOTE 1 – COMPANY DESCRIPTION
Nobilis Health Corp. and Subsidiaries (“Nobilis” or the “Company”) was incorporated on March 16, 2007 under the name "Northstar Healthcare Inc." pursuant to the provisions of the British Columbia Business Corporations Act. On December 5, 2014, Northstar Healthcare Inc. changed its name to Nobilis Health Corp. The Company owns and manages health care facilities in the States of Texas and Arizona, consisting primarily of specialty surgical hospitals, ambulatory surgery centers (ASCs) and multi-specialty clinics. The Company's service offerings within the health care industry include providing contracted marketing services and trade accounts receivable factoring.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company consolidates entities in which it has a controlling financial interest. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights and variable interest entities, with respect to which the Company is determined to be the primary beneficiary. In the opinion of management, material adjustments, consisting of normal recurring adjustments, necessary for fair presentation have been included. All significant intercompany transactions and accounts have been eliminated upon consolidation.
The accompanying interim consolidated financial statements have not been audited by the Company’s independent registered public accounting firm, except the Consolidated Balance Sheet at December 31, 2017, which is derived from previously audited consolidated financial statements.
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
Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. The reclassifications included in these comparative interim consolidated financial statements represent a change in presentation within the consolidated statement of cash flows for the prior period presented and within Note 7 - Accrued Expenses and Other Current Liabilities to separately state deferred lease liabilities. The reclassifications were deemed to be immaterial to the consolidated financial statements both individually and in the aggregate.
Recently Issued Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 Compensation - Stock Compensation to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2018-07.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2016-02 on its results of operations, cash flows and financial position. The Company also continues to monitor proposals issued by the FASB to clarify the ASU and certain industry implementation issues.

Recently Adopted Accounting Standards
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Updates (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606, "new revenue standard") and a series of related ASU's designed to create improved revenue recognition and disclosures to all contracts that were not completed, using the modified retrospective method.
Under the modified retrospective method, the cumulative effect of initially applying the new revenue standard is recorded as an adjustment to the opening balance of retained earnings on the date of initial application; prior periods are not restated. The Company did not identify any changes to the recognition of revenue under ASC 606 as compared to legacy U.S. GAAP. However adoption of the new standard also resulted in changes with regard to the presentation of revenues and the provision for uncollectible accounts. Upon adoption, any estimation of uncollectable amounts that were previously considered allowance for doubtful accounts are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding reduction in the amounts presented separately as bad debt expense.
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
The Company’s sources of revenues within the scope of ASC 606 include patient and net professional fees and related ancillary services, management fees, and contracted marketing revenues. These revenues are further discussed within Note 6 - Revenues and Related Trade Accounts Receivable, net.
The Company also recognizes revenues from factoring. Factoring revenues are generated from certain trade accounts receivables purchased from third parties (typically, practicing physicians) in the ordinary course of business, and are accounted for under ASC 860 Transfers and Servicing. Purchase price is determined either by a flat fee per medical procedure (reflecting a discount to the face amount of the receivable), as dictated per the agreement, or as a percentage of final collections. At the time of purchase, Nobilis acquires the right to collect the full amount of the receivable and assumes all associated financial risk. Costs related to billings and collections are borne by the Company, without any recourse to the third-party seller and reflected as a component of operating expenses. Factoring revenues represent the excess of collections of purchased receivables over their acquisition cost and are recognized over the period from purchase to collection.
Other Recently Adopted Accounting Standards
In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company adopted this pronouncement in the first quarter of 2018 and had no material impact on our consolidated financial statements.
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
For the three months ended June 30, 2018, Elite had $6.6 million in net revenues and net income attributable to the Company of $1.1 million which is included in the Company's consolidated statement of operations for the three months ended June 30, 2018. For the six months ended June 30, 2018, Elite had $13.0 million in net revenues and net income attributable to the Company of $2.5 million which is included in the Company’s consolidated statement of operations for the six months ended June 30, 2018.
The costs related to the transaction were $0.3 million and were expensed during the fourth quarter in 2017. These costs are included in the corporate general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2017.
The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company's acquisition have been prepared on a preliminary basis with information currently available and are subject to change. Specifically, the Company is still in the process of assessing the fair value of trade accounts receivable, property and equipment, intangibles, goodwill, leases and working capital adjustment. The Company expects to finalize the analysis during 2018. For the Elite intangible assets, the Company used the multi-period excess earnings method to estimate the fair value of the hospital department management agreements, the with-and-without method to estimate the fair value of a non-compete agreement, and the relief-from-royalty method to estimate the fair value of the trade name. These are included within the intangible assets balance in the table below. To evaluate the contract value of the acquired trade accounts receivable, the Company compared historical trended accrued revenue and collections to determine the appropriate amount to record at time of acquisition.
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
Unaudited Supplemental Pro Forma Information
The following table presents the unaudited pro forma results of the Company as if all of the business combinations previously discussed had been made on January 1, 2016, the annual period prior to the date of the acquisitions. The pro forma information is based on the Company’s consolidated results of operations for the three and six months ended June 30, 2017. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors.
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
The following table shows our pro forma results for the three and six months ended June 30, 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017

Revenue	$90,254	$171,518
Income from operations	$12,819	$15,423
Net income (loss) attributable to Nobilis Health Corp.	$2,840	$1,682
Net income (loss) per basic common share	$0.02	$0.02
Pro-forma adjustments for 2018 are not applicable as all of the entities mentioned above were acquired prior to the three and six months ended June 30, 2018.
NOTE 4 – INVESTMENTS IN ASSOCIATES
In March 2016, the Company acquired a 58% interest in Athelite Holdings LLC ("Athelite"), a holding company with a 70% interest in Dallas Metro Surgery Center LLC ("Dallas Metro"), a company formed to provide management services to a Hospital Outpatient Department (HOPD). In April 2016, Athelite interest in Dallas Metro was reduced to 62%. The Athelite investment is accounted for as an equity method investment as the Company did not obtain the necessary level of control for the investment to be accounted for as a business combination. This is due to the fact that the Company does not have the ability to directly appoint a majority of the board members of Dallas Metro or independently make strategic operational decisions. The carrying value as of June 30, 2018 was $0.4 million. The investment is classified as other long-term assets in the Consolidated Balance Sheets.
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
•Trade accounts receivable and other receivables
•Investments in associates
•Accounts payable, accrued liabilities and other current liabilities
•Other liabilities and notes payable
•Capital leases
•Lines of credit
•Debt
•Warrants
•Non-employee stock options
The carrying amounts of the Company’s cash, trade accounts receivable and other receivables, accounts payable, accrued liabilities, other current liabilities and other liabilities as reflected in the consolidated financial statements approximate fair value due to their short term maturity. The estimated fair value of the Company's other long-term debt instruments approximate their carrying amounts as the interest rates approximate the Company's current borrowing rate for similar debt instruments of comparable maturity, or have variable interest rates.
Financial instruments - risk management
The Company’s financial instrument risks include, but are not limited to the following:
•Credit risk
•Market risk
•Liquidity risk
•Interest rate risk

Credit risk
Credit risk is the risk of financial loss to the Company if a patient, non-partner surgeon or insurance company fails to meet its contractual obligations. The Company, in the normal course of business, is exposed mainly to credit risk on its trade accounts receivable from insurance companies, other third-party payors, and physicians. Trade accounts receivables are net of applicable bad debt reserves, which are established based on specific credit risk associated with insurance companies, payors and other relevant information.
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
The following tables set forth certain information with respect to the Company’s payor concentration. Patient and net professional fee revenues by payor are summarized below for the applicable periods:
MEDICAL SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
Payors	2018	2017	2018	2017

Private insurance and other private pay	96.9%	97.4%	97.4%	97.4%
Workers compensation	1.4%	1.3%	1.2%	1.8%
Medicare	1.7%	1.3%	1.4%	0.8%
Total	100%	100%	100%	100%
MARKETING SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
Payors	2018	2017	2018	2017

Private insurance and other private pay	100.0%	100.0%	100.0%	100.0%
Workers compensation	0.0%	0.0%	0.0%	0.0%
Medicare	0.0%	0.0%	0.0%	0.0%
Total	100%	100%	100%	100%
CONSOLIDATED SEGMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
Payors	2018	2017	2018	2017

Private insurance and other private pay	97.1%	97.6%	97.5%	97.5%
Workers compensation	1.3%	1.2%	1.1%	1.7%
Medicare	1.6%	1.2%	1.4%	0.8%
Total	100%	100%	100%	100%
Three facilities represent approximately 80% and 88% of the Company's contracted marketing revenues for the three months ended June 30, 2018 and 2017, respectively, and 82% and 84% for the six months ended June 30, 2018 and 2017.

NOTE 6 - REVENUES AND RELATED TRADE ACCOUNTS RECEIVABLE
Net Patient and Professional Fees
Net patient and professional fees - Net patient and professional fees include facility fees, ancillary services fees, and management fees for services rendered at the healthcare facilities we operate or manage and consist primarily of fees for the use of those facilities. Facility fees and ancillary services fees are recognized at the date the related medical procedure is performed, which is the point in time the promised services are provided. Given the nature of our business, we have no material post-care performance obligations after the date of the medical procedure. Ancillary services are performed during an episode of care and include neuromonitoring, anesthesia, and professional staffing. Facility fees as well as related ancillary services fees are recognized at the amounts expected to be collected, net of any patient discounts, contractual and other adjustments of third-party payors and any implicit price concessions. Our revenues exclude any amounts billed for physicians’ services, which are billed separately by the physicians to the patient or third-party payor.
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
The Company does not disclose the transaction price allocated to unsatisfied performance obligations because its performance obligations have an expected duration of one year or less (facility fees and ancillary services fees) or the promised consideration is variable and relates to a wholly unsatisfied promised service (management fees). As of June 30, 2018, our management fee contracts have a remaining duration of approximately five years.
The following table disaggregates the Company’s net patient and professional fees by facility type - i.e., by hospital, ASC, clinic service and ancillary services (in thousands except case data):

	Three Months Ended June 30,				Six months ended June 30, 2018
	Net Revenues (in thousands)		Number of Cases		Net Revenues (in thousands)		Number of Cases
	2018	2017	2018	2017	2018	2017	2018	2017

Hospitals	$46,275	$50,866	3,247	2,441	$91,944	$92,717	5,962	5,034
ASCs	11,095	8,289	2,859	1,945	23,139	16,402	5,260	3,621
Clinic service	5,172	4,650	—	—	8,237	7,756	—	—
Ancillary services	1,937	13,268	—	—	3,641	25,099	—	—
Total	$64,479	$77,073	6,106	4,386	$126,961	$141,974	11,222	8,655

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
Revenues for contract marketing were $2.3 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively. Revenues for contract marketing were $2.4 million and $3.0 million for the six months ended June 30, 2018, and 2017, respectively.
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
Trade Accounts Receivable
A detail of trade accounts receivable, net is as follows (in thousands):

	June 30, 2018	December 31, 2017
Trade accounts receivable	$136,839	$140,580
Allowance for doubtful accounts	—	(2,598)
Receivables purchased	6,860	6,540
Trade accounts receivable, net	$143,699	$144,522
Trade accounts receivable related to accounts greater than 365 days was $38.8 million and $20.4 million as of June 30, 2018 and December 31, 2017, respectively.
For patient accounts receivable resulting from revenue recognized prior to January 1, 2018, an allowance for doubtful accounts was established to reduce the carrying value of such receivables to their estimated net realizable value. Under the new revenue standard, which we adopted effective January 1, 2018, the estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to trade accounts receivable rather than allowance for doubtful accounts. However, subsequent changes in estimate of collectability due to a change in the financial status of a payor, for example a bankruptcy, will be recognized as bad debt expense in operating expenses. Bad debt expense was nil for the three and six months ended June 30, 2018 and nil for the three and six months ended June 30, 2017.
A detail of allowance for doubtful accounts as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	Balance at Beginning of Period	Costs and Expenses	Reclassification for Implicit Price Concessions	Write-offs, net (1)	Balance at End of Period
Allowance for doubtful accounts:
Balance as of December 31, 2017	$(750)	(2,402)	—	554	$(2,598)
Balance as of June 30, 2018	$(2,598)	—	2,598	—	$—

(1) Adjudication of previously recorded allowance for doubtful accounts
From time to time, we transfer to third parties certain of our trade accounts receivable balances on a non-recourse basis in return for advancement on payment to achieve a faster cash collection. As of June 30, 2018 and December 31, 2017, there were no transferred receivables included in trade accounts receivable.
For the three months ended June 30, 2018 and 2017, the Company did not receive any advanced payments. For the six months ended June 30, 2018 and 2017, the Company received advanced payments of nil and $0.1 million, respectively. During the same time period, the Company transferred nil and $0.5 million of receivables, net of advancement of payment.
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
Gross revenue from purchased receivables was $3.5 million and $3.1 million for three months ended June 30, 2018 and 2017, respectively. Revenue, net of the discounted purchase price, was $1.6 million and $1.3 million for the three months ended June 30, 2018 and 2017.
Gross revenue from purchased receivables was $6.1 million and $7.5 million for six months ended June 30, 2018 and 2017, respectively. Revenue, net of the discounted purchase price, was $2.4 million and $3.3 million for six months ended June 30, 2018 and 2017, respectively.
Trade accounts receivable for purchased receivables was $6.9 million and $6.5 million as of June 30, 2018 and December 31, 2017, respectively. Revenue from receivables purchased is recorded in the factoring revenue line item within the Consolidated Statements of Operations.
NOTE 7 – ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
The following table presents a summary of items comprising accrued liabilities and other current liabilities in the accompanying Consolidated Balance Sheets is as follows (in thousands):

	June 30, 2018	December 31, 2017
Accrued liabilities:
Accrued salaries and related benefits	$4,819	$4,588
Contract services	4,340	3,836
Lab expense	3,233	6,366
Deferred lease liability	3,418	3,269
Other	13,706	17,334
Total accrued liabilities	$29,516	$35,393
Other current liabilities:
Estimated amounts due to third party payors	$5,081	$5,081
Additional equity interest purchase obligation in conjunction with Elite acquisition	4,389	4,389
Other	5,195	6,854
Total other current liabilities	$14,665	$16,324
NOTE 8 – OTHER LONG-TERM LIABILITIES
The Company assumed real property leases in conjunction with certain business acquisitions which required the Company to pay above market rentals through the remainder of the lease terms. Of the $2.9 million balance in other long-term liabilities at June 30, 2018, approximately $2.6 million relates to unfavorable leases. The unfavorable lease liability is amortized as a reduction to rent expense over the contractual periods the Company is required to make rental payments under the leases. Estimated amortization of unfavorable leases for the five years and thereafter subsequent to June 30, 2018, is $0.1 million for the remainder of 2018, $0.3 million for each of 2019, 2020, 2021, $0.2 million for 2022, and $1.7 million thereafter.
NOTE 9 – DEBT
BBVA Credit Agreement
On October 28, 2016, the Company ("Borrower") entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin of 4.75%. The effective rate for the Term Loan as of June 30, 2018 was 7.08%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021.
The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of June 30, 2018 was 7.08%. The maturity date of the Revolver is October 28, 2021. Additionally, the

Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. The Company executed Amendment No. 2 to the BBVA Credit agreement and exercised its option to extend our commitments. The Company created ("Term Loan B") and added $50 million in debt on November 15, 2017 (discussed further below). As of June 30, 2018, the outstanding balances on the Term Loan and Revolver were $97.3 million and $26.0 million, respectively.
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
The Company entered into Amendment No. 2 to BBVA Credit Agreement, dated November 15, 2017, by and among Northstar Healthcare Acquisitions, L.L.C., a Delaware limited liability company and wholly owned subsidiary of Nobilis Health Corp., and Northstar Healthcare Holdings, Inc., a Delaware corporation, entered into the Amendment and certain subsidiaries of the Company. The purpose of the Amendment was to finance the aforementioned Elite acquisition, thereby increasing the aggregate principal amount by $50.0 million through issuance of the Term B Loan. The Term B Loan bears interest on the outstanding principal amount at a rate of the then applicable LIBOR, plus an applicable margin of 6.75%. The effective rate for the Term B Loan as of June 30, 2018 was 9.08%. All outstanding principal on the Term Loan under the Credit Agreement matures on November 15, 2022.
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
As of June 30, 2018, the Company was in compliance with its covenants.
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
Debt as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Lines of credit	$26,000	$18,000
Term loan	97,269	100,488
Convertible promissory notes	7,500	8,500
Gross debt	130,769	126,988
Less: unamortized debt issuance costs	(5,433)	(6,103)
Debt, net of unamortized debt issuance costs	125,336	120,885
Less: current debt, net of unamortized debt issuance costs	(9,514)	(8,016)
Long-term debt, net	$115,822	$112,869

Future maturities of debt as of June 30, 2018 are as follows (in thousands):

June 30, 2018

2018	$5,813
2019	9,375
2020	5,125
2021	70,456
2022	40,000
Total	$130,769

NOTE 10 – FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including warrant and stock option derivative liabilities. There have been no transfers between fair value measurement levels during the six months ended June 30, 2018.
The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and the Company's fiscal year ended December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017:
Warrant and stock option derivative liabilities	$—	$—	$384	$384
Total	$—	$—	$384	$384
June 30, 2018:
Warrant and stock option derivative liabilities	$—	$—	$228	$228
Total	$—	$—	$228	$228
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
The remaining outstanding warrants expired in May of 2017. The balance of the Company's warrants is zero as of June 30, 2018.

NOTE 11 – SHARE BASED COMPENSATION
Stock Options
The Company granted a total of 280,000 and 650,000 stock options during the three and six months ended June 30, 2018, respectively. Of the options granted during the three months ended June 30, 2018, 250,000 of those vested immediately and 30,000 vest ratably over one and three-year periods. Of the options granted during the six months ended June 30, 2018, 350,000 of those vested immediately and 300,000 vest ratably over one and three-year periods. During the six months ended June 30, 2018, 325,000 options were forfeited, with various vesting periods.
The following table summarizes stock option activity for the six months ended June 30, 2018 and 2017:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted-Average Remaining Life (years)

Outstanding at January 1, 2017	7,544,025	$2.61	9.0
Granted	615,000	$1.61	9.8
Exercised	—	$—	—
Forfeited	(605,000)	$3.14	—
Outstanding at June 30, 2017	7,554,025	$2.49	8.6
Exercisable at
Exercisable at June 30, 2017	3,773,400	$2.32	8.3
Exercisable at
Outstanding at January 1, 2018	8,864,025	$2.17	8.5
Granted	650,000	$1.34	9.8
Exercised	(66,667)	$0.97	—
Forfeited	(325,000)	$2.61	—
Outstanding at June 30, 2018	9,122,358	$2.11	8.2
Outstanding at
Exercisable at June 30, 2018	6,263,703	$2.21	7.9
The above table includes 500,000 options issued to a non-employee, 500,000 of these are exercisable, and all are still outstanding at June 30, 2018. Refer to Note 12 - Options liabilities for discussion regarding the classification of these options within the Company's consolidated balance sheets.
The total intrinsic value of stock options exercised was nil during the six months ended June 30, 2018 and 2017. There were no options exercised during the six months ended June 30, 2017. Assuming all stock options outstanding were fully vested at June 30, 2018, the total intrinsic value of in-the-money outstanding stock options would have been nil at June 30, 2018.
The Company recorded total stock compensation expense relative to employee stock options of $0.8 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $1.6 million for six months ended June 30, 2018 and 2017.
The fair values of the employee stock options used in recording compensation expense are computed using the Black-Scholes option pricing model. The table below shows the assumptions used in the model for options awarded during the six months ended June 30, 2018 and 2017.

Six Months Ended June 30,
	2018	2017

Expected price volatility	80% - 91%	87% - 91%
Risk free interest rate	2.45% - 2.84%	1.78% - 2.14%
Expected annual dividend yield	0%	0%
Expected option term (years)	5 - 6	5-6
Expected forfeiture rate	7.4% - 12.9%	3.1% - 11.6%
Grant date fair value per share	$0.95 - $1.15	$0.99 - $1.81
Grant date exercise price per share	$1.22 - $1.57	$1.35 - $2.32
For stock options, the Company recognizes share based compensation net of estimated forfeitures and revises the estimates in the subsequent periods if actual forfeitures differ from the estimates. Forfeiture rates are estimated based on historical experience as well as expected future behavior.
NOTE 12 – OPTIONS LIABILITIES
Options Issued to Non-Employees
In 2014, the Company issued 650,000 options to professionals providing services to the organization. These professionals did not meet the definition of an employee under U.S. GAAP. During 2017, one of the two non-employee professionals became an employee of the Company. At this time, the Company revalued the associated 150,000 shares and reclassified $0.1 million out of the liability and into equity. At June 30, 2018, there were 500,000 options outstanding all of which are fully vested and exercisable to the remaining non-employee professional.
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
Options issued to non-employees are reclassified from liabilities to equity on the performance completion date. Under U.S. GAAP, such options may not be considered indexed to our stock because they have exercise prices denominated in Canadian dollars. Hence, these will be classified as liabilities under the caption “Warrant and stock option derivative liabilities” and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation method. Changes in the liability from period to period will be recorded in the Consolidated Statements of Operations under the caption “Change in fair value of warrant and stock option derivative liabilities”. At June 30, 2018, there were 500,000 unexercised non-employee options requiring liability classification.
The changes in fair value of the liability related to vested yet unexercised options issued to non-employees during the six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of year	$384	$899
Vested during the period	—	—
Change in fair value recorded in earnings	(156)	(184)
Balance as of June 30, 2018 and 2017	$228	$715

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
A detail of the Company’s earnings per share is as follows (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Basic:
Net income (loss) attributable to Nobilis Health Corp.	$885	$1,585	$(2,967)	$(813)
Weighted average common shares outstanding	78,186,000	77,805,014	78,184,907	77,805,014
Net income (loss) per common share	$0.01	$0.02	$(0.04)	$(0.01)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Diluted:
Net income (loss) attributable to Nobilis Health Corp.	$885	$1,585	$(2,967)	$(813)
Dilutive effect of convertible debt interest	49	—	—	—
Net income (loss) attributable to Nobilis Health Corp. after assumed conversion	$934	$1,585	$(2,967)	$(813)

Weighted average common shares outstanding	78,186,000	77,805,014	78,184,907	77,805,014
Dilutive effect of stock options and convertible debt	3,967,945	310,228	—	—
Diluted weighted average common shares for assumed conversion	82,153,945	78,115,242	78,184,907	77,805,014
Net income (loss) per common share	$0.01	$0.02	$(0.04)	$(0.01)
Since the Company reflected a net loss during the six months ended June 30, 2018 and 2017, the effect of considering any common stock equivalents would have been anti-dilutive. As a result, a separate computation of dilutive loss per share is not presented.
NOTE 14 – NONCONTROLLING INTERESTS
Interests held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners' share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated balance sheets.
Agreements with the third-party equity owners in NHC - ASC Dallas and First Nobilis give these owners limited rights to require the Company to repurchase their equity interests upon the occurrence of certain events, none of which were probable of occurring as of June 30, 2018 and December 31, 2017. The contingently redeemable noncontrolling interests associated with these entities are classified in the Company’s Consolidated Balance Sheets as “temporary” or mezzanine equity. Changes in contingently redeemable noncontrolling interests are as follows at June 30, 2018 and December 31, 2017 (in thousands):

	NHC - ASC Dallas	First Nobilis	Total

Balance at January 1, 2017	$397	$13,907	$14,304
Distributions	—	—	—
Net income attributable to noncontrolling interests	149	2,708	2,857
Total contingently redeemable noncontrolling interests at December 31, 2017	$546	$16,615	$17,161

Balance at January 1, 2018	$546	$16,615	$17,161
Distributions	—	(1,617)	(1,617)
Net income (loss) attributable to noncontrolling interests	(11)	232	221
Total contingently redeemable noncontrolling interests at June 30, 2018	$535	$15,230	$15,765
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
The following table summarizes the carrying amount of the assets and liabilities of our material VIEs included in the Company’s Consolidated Balance Sheets (in thousands):

	June 30, 2018	December 31, 2017

Total cash and short term investments	$973	$1,709
Total trade accounts receivable	20,883	25,385
Intercompany (1)	9,181	9,021
Total other current assets	1,663	1,918
Total property and equipment	14,020	15,457
Total other assets	190	190
Total assets	$46,910	$53,680

Total accounts payable	$5,400	$3,617
Total other liabilities	1,458	1,662
Intercompany (1)	42,829	41,201
Total accrued liabilities	9,459	14,057
Long term - capital lease	10,714	11,407
Total liabilities	$69,860	$71,944
(1) These intercompany balances are due to/from other Nobilis entities and eliminate upon consolidation of Nobilis Health Corp. The intercompany liabilities net of receivables indicate the VIE's indebtedness to the Company and represents the amounts the Company has advance to these entities over the past years to fund operations.

NOTE 15 – INCOME TAXES
The Company is a corporation subject to federal income tax at a statutory rate of 21% of pretax earnings. The Company estimates an annual effective income tax rate of 19.7% for U.S. and none for Canada based on the projected results for the year and applies this rate to income before taxes to calculate income tax expense.
The net tax benefit for the six months ended June 30, 2018 was $0.2 million, resulting in an effective tax rate of approximately 13.0%, compared to an income tax expense of $0.7 million with an effective tax rate of approximately 39.9% for the prior corresponding period, which was subject to a federal income tax statutory rate of 35%. The net tax expense amount includes $0.6 million tax expense for states in which the Company operates for each of the six months ended June 30, 2018 and 2017. The Company did not recognize any foreign tax expense or benefit for the six months ended June 30, 2018 and 2017, as the Company had a full valuation allowance against deferred tax assets.
The following items caused the first quarter effective income tax rate to be different from the statutory rate:

•
Canada is excluded from the worldwide annual effective tax rate calculation because Canada has historical ordinary losses but does not expect to recognize them and has recorded a full valuation allowance, which increases the effective tax rate by approximately 0.1% for the six months ended June 30, 2018.

•
All of the Partnership’s earnings are included in the Company’s net income; however, the Company is not required to record income tax expense or benefit with respect to the portion of the Company’s earnings allocated to its noncontrolling interests, which increases the effective tax rate by approximately 4.6% for the six months ended June 30, 2018.

Based on management’s analysis, the Company did not have any uncertain tax positions as of June 30, 2018.

NOTE 16 – BUSINESS SEGMENT INFORMATION
A summary of the business segment information for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30, 2018
	Medical	Marketing	Corporate	Total

Revenues	$65,341	$3,848	$—	$69,189
Operating expenses	54,825	3,330	—	58,155
Corporate costs	—	—	6,904	6,904
Income (loss) from operations	10,516	518	(6,904)	4,130
Change in fair value of warrant and option liabilities	—	—	(217)	(217)
Interest expense	558	—	2,734	3,292
Other income	(252)	—	(928)	(1,180)
Income (loss) before income taxes	$10,210	$518	$(8,493)	$2,235

Other data:
Depreciation and amortization expense	$4,749	$365	$94	$5,208
Income tax expense	$437	$5	$53	$495
Capital expenditures	$586	$42	$69	$697

	Three Months Ended June 30, 2017
	Medical	Marketing	Corporate	Total

Revenues	$77,122	$2,840	$—	$79,962
Operating expenses	61,899	3,975	—	65,874
Corporate costs	—	—	6,703	6,703
Income (loss) from operations	15,223	(1,135)	(6,703)	7,385
Change in fair value of warrant and option liabilities	—	—	188	188
Interest expense (income)	258	(8)	1,113	1,363
Other expense	$305	$—	25	330
Income (loss) before income taxes	$14,660	$(1,127)	$(8,029)	$5,504

Other data:
Depreciation and amortization expense	$2,297	$431	$80	$2,808
Income tax expense	$131	$27	$2,091	$2,249
Capital expenditures	$1,637	$1,090	$100	$2,827

	Six Months Ended June 30, 2018
	Medical	Marketing	Corporate	Total

Revenues	$128,943	$4,590	$—	$133,533
Operating expenses	111,296	5,955	—	117,251
Corporate costs	—	—	13,984	13,984
Income (loss) from operations	17,647	(1,365)	(13,984)	2,298
Change in fair value of warrant and option liabilities	—	—	(156)	(156)
Interest expense	820	—	5,357	6,177
Other income	(1,225)	—	(888)	(2,113)
Income (loss) before income taxes	$18,052	$(1,365)	$(18,297)	$(1,610)

Other data:
Depreciation and amortization expense	$9,022	$723	$188	$9,933
Income tax expense (benefit)	$691	$45	$(945)	$(209)
Intangible assets, net	$52,286	$10,409	$—	$62,695
Goodwill	$97,059	$19,013	$—	$116,072
Capital expenditures	$1,009	$53	$276	$1,338
Total assets	$337,509	$47,354	$31,308	$416,171
Total liabilities	$70,265	$7,944	$132,474	$210,683

	Six Months Ended June 30, 2017
	Medical	Marketing	Corporate	Total

Revenues	$141,928	$6,336	$—	$148,264
Operating expenses	122,357	7,608	—	129,965
Corporate costs	—	—	14,049	14,049
Income (loss) from operations	19,571	(1,272)	(14,049)	4,250
Change in fair value of warrant and option liabilities	—	—	(187)	(187)
Interest expense (income)	518	(8)	2,108	2,618
Other (income) expense	(25)	(8)	105	72
Income (loss) before income taxes	$19,078	$(1,256)	$(16,075)	$1,747

Other data:
Depreciation and amortization expense	$4,254	$812	$163	$5,229
Income tax expense	$444	$55	$199	$698
Intangible assets, net	$8,610	$12,159	$—	$20,769
Goodwill	$50,386	$19,011	$—	$69,397
Capital expenditures	$4,253	$2,215	$168	$6,636
Total assets	$219,977	$45,785	$44,327	$310,089
Total liabilities	$65,334	$6,720	$80,392	$152,446

NOTE 17 – RELATED PARTY TRANSACTIONS
In March 2016, the Company acquired an interest in Athelite, a holding company which owns an interest in Dallas Metro, a company formed to provide management services to an HOPD. The Athelite investment is accounted for as an equity method investment (refer to Note 4 - Investments in associates). At June 30, 2018, the Company had $3.8 million in trade accounts receivable from the HOPD.
Physician Related Party Transactions
Nobilis maintains certain medical directorship, consulting and marketing agreements with various physicians who are also equity owners in Nobilis entities. Material related party arrangements of this nature are described below:

•
In July 2014, the Company entered into a marketing services agreement with a physician equity owner and an entity owned by that physician equity owner’s brother. The Company incurred expenses of nil and $0.4 million to the entity during the six months ended June 30, 2018 and 2017, respectively.

•
In September 2014, the minority interest holder of a fully consolidated entity, who is also a partial owner of two other hospitals, entered into an ongoing business relationship with the Company. At June 30, 2018, the Company has a net amount due from these related parties of $5.4 million. In addition, the Company leases certain medical equipment and facility space from these related parties. Equipment lease costs of $1.0 million and $1.1 million were incurred during the six months ended June 30, 2018 and 2017, respectively. Facility lease costs of $0.9 million were incurred during both the six months ended June 30, 2018 and 2017, respectively.

•
In October 2014, the Company entered into a management agreement with an entity controlled by a physician equity owner. In June 2015, the Company expanded the relationship with this physician equity owner and an entity owned by the physician equity owner's wife to include consulting, marketing, medical supplies, medical directorship and on-call agreements (collectively "service agreements"). The Company incurred expenses of $0.3 million and $1.5 million in fees owed pursuant to the management agreement to the entity during the six months ended June 30, 2018 and 2017, respectively. The Company has incurred expenses of $0.7 million and $4.3 million in fees owed pursuant to the service agreements to the entity during the six months ended June 30, 2018 and 2017, respectively.

•
In April 2017, the minority interest holder of a fully consolidated entity, who is also a member of the Company's board of directors, entered into an ongoing business relationship with the Company. The Company incurred expenses of $0.5 million during the six months ended June 30, 2018. At June 30, 2018, the Company has a net amount due to this related party of $0.1 million.

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
As of June 30, 2018, there are 33 Nobilis Facilities, consisting of 5 specialty surgical hospitals (4 in Texas and 1 in Arizona) (the "Nobilis Hospitals"), 13 ASCs (9 in Texas and 4 in Arizona) and 15 multi-specialty clinics (8 in Texas and 7 in Arizona), partnered with 34 facilities across the country and 9 marketed brands. We earn revenue in our Medical Segment from the “facility fees” or “technical fees” from third party payors or patients for the services rendered at the Nobilis Facilities. The Nobilis Facilities are each licensed in the state where they are located and provide surgical procedures in a limited number of clinical specialties, which enables them to develop routines, procedures, and protocols to maximize operating efficiency and productivity while offering an enhanced healthcare experience for both physicians and patients.
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
Our revenues from physician-related services are, depending on the laws of the state in which a partner-physician practices, either earned directly from professional fees or through the purchase of trade accounts receivable. In Texas, we engage physicians through entities exempt from Texas corporate practice of medicine laws that directly earn professional fees for partner-physician services and, in turn, pay partner-physicians a reasonable fee for rendering those professional services. In other states, we manage our partner-physicians’ practices and purchase the trade accounts receivable at a discount of those practices through trade accounts receivable purchase agreements, consistent with the laws in those states. The revenues generated from certain trade accounts receivables purchased from third parties in the ordinary course of business represents our factoring revenues.
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

Operating Environment
The Medical Segment depends primarily upon third-party reimbursement from private insurers to pay for substantially all of the services rendered to our patients. The majority of the revenues attributable to the Medical Segment are from reimbursement to the Nobilis Hospitals and Nobilis ASCs as “out-of-network” providers. This means the Nobilis Facilities are not contracted with a major medical insurer as an “in-network” participant. Participation in such networks offer the benefit of larger patient populations and defined, predictable payment rates. The reimbursement to in-network providers, however, is typically far less than that paid to out of network providers. To a far lesser degree, the Nobilis Facilities earn fees from governmental payor programs such as Medicare. For the three months ended June 30, 2018 and 2017, we derived approximately 1.7% and 1.3% for the respective periods of our Medical Segment’s net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payers and patient co-pays, coinsurance, and deductibles.
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

Three Months Ended June 30, 2018 and 2017
(in thousands)

	Three Months Ended June 30,
	2018	2017
Revenues:
Net patient and professional fees	$64,479	$77,073
Contracted marketing revenues	2,309	1,573
Factoring revenues	1,561	1,316
Other revenue	840	—
Total revenues	69,189	79,962
Operating expenses:
Salaries and benefits	16,187	15,417
Drugs and supplies	10,501	12,579
General and administrative	26,353	35,150
Depreciation and amortization	5,114	2,728
Total operating expenses	58,155	65,874
Corporate expenses:
Salaries and benefits	2,975	3,623
General and administrative	3,197	2,595
Legal expenses	638	405
Depreciation	94	80
Total corporate expenses	6,904	6,703
Income from operations	4,130	7,385
Other (income) expense:
Change in fair value of warrant and stock option derivative liabilities	(217)	188
Interest expense	3,292	1,363
Other (income) expense, net	(1,180)	330
Total other expense	1,895	1,881
Income (Loss) before income taxes and noncontrolling interests	2,235	5,504
Income tax expense (benefit), net	495	2,249
Net income (loss)	$1,740	$3,255
Revenues
Total revenues for the three months ended June 30, 2018, totaled $69.2 million, a decrease of $10.8 million or 13.5%, compared to $80.0 million in the prior corresponding period. Total cases increased by 1,644 to 6,241 cases, or 35.8%, compared to 4,597 cases in the prior corresponding period. Medical Segment revenues decreased by $11.8 million to $65.3 million or 15.3%, compared to $77.1 million in the prior corresponding period, and the Marketing Segment increased by $1.0 million.
Salaries and Benefits
Operating salaries and benefits for the three months ended June 30, 2018, totaled $16.2 million, an increase of $0.8 million or 5.0%, compared to $15.4 million in the prior corresponding period. The Medical Segment increased by $0.4 million or 3.0%, while the Marketing Segment increased by $0.4 million or 16.1%, from the prior corresponding period.
Drugs and Supplies
Drugs and supplies expense for the three months ended June 30, 2018, totaled $10.5 million, a decrease of $2.1 million or 16.5%, compared to $12.6 million in the prior corresponding period.

General and Administrative
Operating general and administrative expense for three months ended June 30, 2018, totaled $26.4 million, a decrease of $8.8 million or 25.0%, compared to $35.2 million in the prior corresponding period. The Medical Segment accounted for $8.0 million of the decrease and the Marketing Segment made up the remaining $0.8 million of the decrease.
Depreciation and Amortization
Operating depreciation for the three months ended June 30, 2018, totaled $5.1 million, an increase of $2.4 million or 87.5%, compared to $2.7 million in the prior corresponding period. This increase is primarily due to the additional depreciation expense incurred related to acquired equipment and intangible assets through acquisitions of Elite and DeRosa within our Medical Segment.
Total Corporate Costs
To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs totaled $6.9 million, an increase of $0.2 million or 3.0%, compared to $6.7 million in the prior corresponding period.
Salaries and benefits for the three months ended June 30, 2018, totaled $3.0 million, a decrease of $0.6 million or 17.9%, compared to $3.6 million in the prior corresponding period. General and administrative expenses for the three months ended June 30, 2018, totaled $3.2 million, an increase of $0.6 million or 23.2%, compared to $2.6 million in the prior corresponding period. The increase in general and administrative expense was primarily attributable to an increase in share based compensation expenses and infrastructure enhancement of revenue cycle. Legal expenses for the three months ended June 30, 2018, totaled $0.6 million, an increase of $0.2 million or 57.5%, compared to $0.4 million from the prior corresponding period.
Other Expense (Income)
For the three months ended June 30, 2018, the Company recognized $1.9 million of other expense compared to $1.9 million in the prior corresponding period. Interest expense increased $1.9 million in the current period as a result of an increase in borrowings and amortization of debt issuance costs, partially offset by an increase of $1.5 million in other income and a change in warrant and stock option derivative liability of $0.4 million.
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
Income Tax Expense (Benefit), Net
The net tax expense for the three months ended June 30, 2018 was $0.5 million, compared to an income tax expense of $2.2 million in the prior corresponding period. For the three months ended June 30, 2018, the effective tax rate differs from the annual tax rate primarily due to Canada's loss that we do not expect to realize, and noncontrolling interests. The Company’s state tax expense was $0.3 million for the three months ended June 30, 2018. Our effective tax rate during the three months ended June 30, 2018 was approximately 22.1%. The Company estimates an annual effective income tax rate of 19.4% for U.S., and none for Canada, based on projected results for the year.
Noncontrolling Interests
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.

MEDICAL SEGMENT
REVENUES
The following table sets out our comparable changes in Medical Segment revenues and case volume for our facilities as of the three months ended June 30, 2018 and 2017 (in thousands, except case and per case data):

	Three Months Ended June 30,
	Net Revenues (in thousands)		Number of Cases		Net Revenues per Case (2)
	2018	2017	2018	2017	2018	2017

Hospitals	$43,674	$50,858	3,247	2,441	$13,451	$20,835
ASCs	11,119	8,298	2,859	1,945	$3,889	$4,266
Clinic service	5,172	4,650	—	—	—	—
Ancillary services	5,376	13,316	—	—	—	—
Total	$65,341	$77,122	6,106	4,386	$10,701	$17,584
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Medical Segment decreased by $11.8 million to $65.3 million or 15.3%, compared to $77.1 million in the prior corresponding period. Revenues decreased primarily due to the two facilities that experienced turnover of physicians that were large contributors to facility revenue based on the acuity of the cases they perform on average. In addition, the Company discontinued our lab services product line. The Company has managed to mitigate this loss by continuing to backfill these higher acuity cases from the Marketing Segment and continuing to develop new relationships through the efforts of its sales force.
Salaries and Benefits
Salaries and benefits for the Medical Segment increased by $0.4 million to $13.5 million or 3.0%, compared to $13.1 million in the prior corresponding period. Operating salaries and benefits increased primarily due to additional headcount related to new employees acquired during the DeRosa acquisition.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment decreased by $1.9 million to $9.9 million or 16.3%, compared to $11.8 million in the prior corresponding period. Drugs and supplies decreased compared to the prior corresponding period primarily due to the margin improvement as a result of increased utilization of GPO (Group Purchasing Organization) vendors, other national supply contracts negotiated by the Company and an increase in the utilization of surplus supply vendors. Management measures the efficiency of drugs and supplies spend as a percent of associated revenues.
General and Administrative
General and administrative expense for the Medical Segment decreased by $8.0 million to $26.7 million or 23.0%, compared to $34.7 million in the prior corresponding period. The decrease is the result of lower third party expenses, primarily associated with the discontinuation of our lab services product line.
For the three months ended June 30, 2018, marketing expenses allocated to the Medical Segment increased by $1.6 million to $8.2 million, compared to $6.6 million in the prior corresponding period. These marketing costs are allocated from our Marketing Segment for cases performed at Nobilis Facilities. Our number of cases allocated to the Medical Segment increased year over year, however, the Marketing segment began to implement efficiencies in cost per acquisition with the hiring of key staff within the department resulting in a decrease of overall expenses to be allocated to the Nobilis Facilities. These cost efficiencies helped to reduce the impact of increased cost allocations to the Nobilis Facilities while providing additional volumes in comparison to the prior period.

MARKETING SEGMENT
REVENUES
The following table set out our comparable changes in Marketing Segment revenues and case volumes for our facilities as of the three months ended June 30, 2018 and 2017 (in thousands, except cases and per case data):

	Three Months Ended June 30,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2018	2017	2018	2017	2018	2017

Marketing	$3,848	$2,840	135	211	$28,504	$13,460
Total	$3,848	$2,840	135	211	$28,504	$13,460
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Marketing Segment increased by $1.0 million to $3.8 million or 35.5%, compared to $2.8 million in the prior corresponding period. Marketing Segment revenues increased period over period primarily due to better allocation of surgeries between external facilities resulting in higher revenue per case.
Salaries and Benefits and General and Administrative
Salaries and benefits and general and administrative expenses decreased in total by $0.4 million or 14.5%, to $2.3 million from $2.8 million in the prior corresponding period. Salaries and benefits for the Marketing Segment increased by $0.4 million or 16.1%, to $2.7 million compared to $2.3 million in the corresponding period. The increase is primarily related to additional headcount year over year. Marketing costs and associated salaries and benefits are allocated to our Medical Segment for cases performed at Nobilis Facilities, which accounting for the Marketing Segment's $0.4 million decrease. The addition of key staff within the Marketing Segment has assisted the Company to implement cost efficiencies per acquisition.

Six Months Ended June 30, 2018 and 2017 (in thousands)

	Six Months Ended June 30,
	2018	2017
Revenues:
Net patient and professional fees	$126,961	$141,974
Contracted marketing revenues	2,444	2,952
Factoring revenues	2,370	3,338
Other revenue	1,758	—
Total revenues	133,533	148,264
Operating expenses:
Salaries and benefits	32,414	30,738
Drugs and supplies	20,416	25,323
General and administrative	54,676	68,838
Bad debt expense, net	—	—
Depreciation and amortization	9,745	5,066
Total operating expenses	117,251	129,965
Corporate expenses:
Salaries and benefits	5,586	6,062
General and administrative	6,742	6,848
Legal expenses	1,468	976
Depreciation	188	163
Total corporate expenses	13,984	14,049
Income from operations	2,298	4,250
Other (income) expense:
Change in fair value of warrant and stock option derivative liabilities	(156)	(187)
Interest expense	6,177	2,618
Other (income) expense, net	(2,113)	72
Total other expense	3,908	2,503
Income (Loss) before income taxes and noncontrolling interests	(1,610)	1,747
Income tax expense (benefit), net	(209)	698
Net income (loss)	$(1,401)	$1,049
Revenues
Total revenues for the six months ended June 30, 2018, totaled $133.5 million, a decrease of $14.7 million or 9.9%, compared to $148.3 million in the prior corresponding period. Total cases increased by 2,488 to 11,516 cases or 27.6%, compared to 9,028 cases in the prior corresponding period. Medical Segment revenues decreased by $13.0 million to $128.9 million or 9.1%, compared to $141.9 million in the prior corresponding period, while the Marketing Segment decreased by $1.7 million or 27.6% .
Salaries and Benefits
Operating salaries and benefits for the six months ended June 30, 2018, totaled $32.4 million, an increase of $1.7 million or 5.5%, compared to $30.7 million in the prior corresponding period. The Medical Segment increased by $1.2 million or 4.7%, and the Marketing Segment increased $0.5 million or 9.4%, from the prior corresponding period.
Drugs and Supplies
Drugs and supplies expense for the six months ended June 30, 2018, totaled $20.4 million, a decrease of $4.9 million or 19.4%, compared to $25.3 million in the prior corresponding period.

General and Administrative
Operating general and administrative expense for six months ended June 30, 2018, totaled $54.7 million, an decrease of $14.2 million or 20.6%, compared to $68.8 million in the prior corresponding period. The Medical Segment accounted for $12.9 million of the decrease, and the Marketing Segment made up the remaining $1.2 million of the decrease.
Depreciation and Amortization
Depreciation for the six months ended June 30, 2018, totaled $9.7 million, an increase of $4.7 million or 92.4%, compared to $5.1 million in the prior corresponding period. This increase is primarily due to the additional depreciation expense incurred related to acquired equipment and intangible assets through acquisitions of Elite, HVC and DeRosa within our Medical Segment.
Total Corporate Costs
To illustrate our operational efficiency, corporate costs are presented separate of operating expenses of the revenue generating facilities. Corporate costs totaled $14.0 million, a decrease of $0.1 million or 0.5%, compared to $14.0 million in the prior corresponding period. Salaries and benefits for the six months ended June 30, 2018, totaled $5.6 million, a decrease of $0.5 million or 7.9%, compared to $6.1 million in the prior corresponding period. General and administrative expenses for the six months ended June 30, 2018, totaled $6.7 million, a decrease of $0.1 million or 1.5%, compared to $6.8 million in the prior corresponding period. The decrease in general and administrative expense was primarily attributable to a decline in share based compensation expense for the six months ended June 30, 2018. Legal expenses for the six months ended June 30, 2018, totaled $1.5 million, an increase of $0.5 million or 50.4%, compared to $1.0 million in the prior corresponding period.
Other Expense (Income)
For the six months ended June 30, 2018, the Company recognized $3.9 million of other expense compared to $2.5 million of other expense in the prior corresponding period. Interest expense increased by $3.6 million in the current period as a result of an increase in borrowings and amortization of debt issuance costs, partially offset by an increase of $2.2 million in other income.
Income Tax Expense (Benefit), Net
The net tax benefit for the six months ended June 30, 2018 was $0.2 million, compared to an income tax expense of $0.7 million in the prior corresponding period. For the six months ended June 30, 2018, the effective tax rate differs from the annual tax rate primarily due to Canada's loss that we do not expect to realize, and noncontrolling interests. The Company’s state tax expense was $0.6 million for the six months ended June 30, 2018. Our effective tax rate during the six months ended June 30, 2018 was approximately 13.0%. The Company estimates an annual effective income tax rate of 19.7% for U.S., and none for Canada, based on projected results for the year.
Noncontrolling Interests
Net income attributable to noncontrolling interests are based on ownership percentages in the Nobilis Facilities that are owned by third parties.
MEDICAL SEGMENT
REVENUES
The following table sets out our comparable changes in Medical Segment revenues and case volume for our facilities as of the six months ended June 30, 2018 and 2017 (in thousands, except case and per case data):

	Six Months Ended June 30,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2018	2017	2018	2017	2018	2017

Hospitals	$88,337	$92,706	5,962	5,034	$14,817	$18,416
ASCs	24,081	16,413	5,260	3,621	4,578	4,533
Clinics	8,237	7,756	—	—	—	—
Ancillary services	8,288	25,053	—	—	—	—
Total	$128,943	$141,928	11,222	8,655	$11,490	$16,398
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.

Revenues
Revenues for the Medical Segment decreased by $13.0 million to $128.9 million or 9.1%, compared to $141.9 million in the prior corresponding period. Revenues decreased primarily due to the two facilities that experienced turnover of physicians that were large contributors to facility revenue based on the acuity of the cases they perform on average. In addition, the Company discontinued our lab services product line. The Company has managed to mitigate this loss by continuing to backfill these higher acuity cases from the Marketing Segment and continuing to develop new relationships through the efforts of its sales force.
Salaries and Benefits
Salaries and benefits for the Medical Segment increased by $1.2 million to $27.2 million or 4.7%, compared to $25.9 million in the prior corresponding period. Operating salaries and benefits increased primarily due to additional headcount related to new employees acquired during the HVC and DeRosa acquisitions.
Drugs and Supplies
Drugs and supplies expense for the Medical Segment decreased by $4.1 million to $19.7 million or 17.3%, compared to $23.8 million in the prior corresponding period. Drugs and supplies decreased compared to the prior corresponding period primarily due to the margin improvement as a result of increased utilization of GPO (Group Purchasing Organization) vendors, other national supply contracts negotiated by the Company and an increase in the utilization of surplus supply vendors. Management measures the efficiency of drugs and supplies spend as a percent of associated revenues.
General and Administrative
General and administrative expense for the Medical Segment decreased by $12.9 million to $55.4 million or 18.9%, compared to $68.3 million in the prior corresponding period. The decrease is the result of lower third party expenses, primarily associated with the discontinuation of our lab services product line.
For the six months ended June 30, 2018, marketing expenses allocated to the Medical Segment increased by $1.9 million to $16.2 million, compared to $14.3 million in the prior corresponding period. These marketing cost are allocated from our Marketing Segment for cases performed at Nobilis Facilities. Our acquisitions allow us to send more cases to owned facilities, resulting in larger allocations of marketing expense from our Marketing Segment to our Medical Segment.

MARKETING SEGMENT
REVENUES
The following table set out our comparable changes in Marketing Segment revenue and case volumes for our facilities as of the six months ended June 30, 2018 and 2016 (in thousands, except cases and per case data):

	Six Months Ended June 30,
	Revenues (in thousands)		Number of Cases (1)		Revenues per Case (2)
	2018	2017	2018	2017	2018	2017

Marketing	$4,590	$6,336	294	373	$15,612	$16,987
Total	$4,590	$6,336	294	373	$15,612	$16,987
Notes
(1) This table refers to all cases performed, regardless of their contribution to revenue.
(2) Calculated by dividing revenues by the number of cases.
Revenues
Revenues for the Marketing Segment decreased by $1.7 million to $4.6 million or 27.6%, compared to $6.3 million in the prior corresponding period. Marketing Segment revenues decreased primarily due the unfavorable shift in acuity mix during the first quarter and allocation of surgeries between external facilities.
Salaries and Benefits and General and Administrative
Salaries and benefits and general and administrative expenses decreased in total by $0.8 million or 14.5%, to $4.5 million from $5.3 million in the prior corresponding period. Salaries and benefits for the Marketing Segment increased by $0.5 million or 9.4%, to $5.2 million compared to $4.8 million in the corresponding period. The increase is primarily related to additional headcount year over year. Marketing costs and associated salaries and benefits are allocated to our Medical Segment for cases performed at

Nobilis Facilities, which accounting for the Marketing Segment's $0.8 million decrease. The addition of key staff within the Marketing Segment has assisted the Company to implement cost efficiencies per acquisition.
Balance Sheet
The Company experienced material variances in certain balance sheet accounts as discussed herein.
Trade Accounts Receivable, Net
Trade accounts receivable, net, as of June 30, 2018, totaled $143.7 million, a decrease of $0.8 million or 0.6%, compared to $144.5 million for the year-ended December 31, 2017. The decrease is consistent with the seasonality of the healthcare industry. As previously mentioned herein, 35% - 40% of our revenues are earned in the fourth quarter, resulting in higher balances in accounts receivable at year end with collections and lower volume lowering the balance in the subsequent quarter.
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
Cash at June 30, 2018 and December 31, 2017 were $16.5 million and $22.5 million, respectively.
As of June 30, 2018, net cash provided by operating activities decreased by $16.2 million from the prior year attributable to a decrease in collections and net income performance in the current period. Net cash used for investing activities decreased by $10.6 million from the prior year primarily attributable to the closing of the HVC transaction on March 8, 2017 in the prior corresponding period. Net cash used for financing activities increased by $5.1 million from the prior year primarily due to an increase in distributions to noncontrolling interest as well as an increase in debt payments. These decreases were partially offset by an increase in borrowings from our line of credit.
As of June 30, 2018, the Company had consolidated net working capital of $97.5 million compared to $97.6 million as of December 31, 2017. The decrease is primarily due to the decrease in trade accounts receivable related to seasonality of the healthcare industry.
Debt
BBVA Credit Agreement
On October 28, 2016 the Company ("Borrower") entered into a BBVA Credit Agreement by and among the Company, certain subsidiaries of the Company parties thereto, the lenders from time to time parties thereto (the “Lenders”) with BBVA Compass Bank as Administrative Agent for the lending group.
The principal amount of the term loan (the “Term Loan”) pursuant to the BBVA Credit Agreement is $52.5 million, which bears interest on the outstanding principal amount thereof at a rate of the then applicable LIBOR, plus an applicable margin of 4.75%. The effective rate for the Term Loan as of June 30, 2018 was 7.08%. All outstanding principal on the Term Loan under the Credit Agreement is due and payable on October 28, 2021.
The revolving credit facility is $30.0 million (the “Revolver”), which bears interest at the then applicable Interest Rate. The effective rate for the Revolver as of June 30, 2018 was 7.08%. The maturity date of the Revolver is October 28, 2021. Additionally, the Borrower may request additional commitments from the Lenders in the maximum amount of $50 million, either by increasing the Revolver or creating new term loans. The Company executed Amendment No. 2 to the BBVA Credit agreement and exercised its option to extend our commitments. The Company created ("Term Loan B") and added $50 million in debt on November 15, 2017 (discussed further below). As of June 30, 2018, the outstanding balances on the Term Loan and Revolver were $97.3 million and $26.0 million, respectively.
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
The Company entered into Amendment No. 2 to BBVA Credit Agreement, dated November 15, 2017, by and among Northstar Healthcare Acquisitions, L.L.C., a Delaware limited liability company and wholly owned subsidiary of Nobilis Health Corp., and Northstar Healthcare Holdings, Inc., a Delaware corporation, entered into the Amendment and certain subsidiaries of the Company. The purpose of the Amendment was to finance the aforementioned Elite acquisition, thereby increasing the aggregate principal amount by $50.0 million through issuance of the Term B Loan. The Term B Loan bears interest on the outstanding principal amount at a rate of the then applicable LIBOR, plus an applicable margin of 6.75%. The effective rate for the Term B Loan as of June 30, 2018 was 9.08%. All outstanding principal on the Term Loan under the Credit Agreement matures on November 15, 2022.
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
As of June 30, 2018, the Company was in compliance with its covenants.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to market risk primarily from exposure to changes in interest rates based on our financing activities. Our term loans and revolving credit lines carry terms with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2018, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.2 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Financial Officer (“CFO”), the principal financial officer, the Company's management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective during the six months ended June 30, 2018, except for the material weaknesses previously identified in Part II, Item 9A-Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 12, 2018.
Remediation Initiatives
We are currently in the process of implementing our remediation plans. To date, we have implemented and are continuing to implement a number of measures to address the material weaknesses identified. The remediation plan includes the following:

•
We are implementing enhanced internal controls and improving the communication and coordination among our third-party billing and collection agencies, finance department and our record-keeping procedures and we have expanded cross-functional involvement and input into monthly reviews of outstanding and aged trade accounts receivable due to the Company.

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
Changes in Internal Control Over Financial Reporting
Except as discussed immediately above in the Remediation Initiatives, there has been no change in the Company’s internal control over financial reporting during the three and six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 3, 2018

By:	/s/ David Young
David Young
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)